Form 10QSB
period 1999-09-30
INTERNATIONAL MENU SOLUTIONS CORP
filed 1999-11-15
CIK 1067766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition period from         to

         Commission file number 0-30092


                    INTERNATIONAL MENU SOLUTIONS CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Nevada                                       91-1849433
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                         350 Creditstone Road, Unit 202
                         Concord, Ontario Canada L4K 3Z2
                    (Address of Principal Executive Offices)

                                 (416) 366-6368
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES( ) NO(X)

9,531,673 shares of the issuer's common stock, par value $0.001 per share, and 3,655,170 shares of the issuer's Class N Shares, par value $0.001 per share, were outstanding at September 30, 1999.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    INTERNATIONAL MENU SOLUTIONS CORPORATION
                                      INDEX

                                                                                        Page
ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 1999 (unaudited) and
         December 1, 1998                                                               2

         Consolidated Statements of Income - Three and nine months ended
         September 30, 1999 and 1998 (unaudited)                                        3

         Consolidated Statement of Stockholders' Equity - Nine months ended
         September 30, 1999 (unaudited)                                                 4

         Consolidated Statements of Cash Flows - Nine months ended
         September 30, 1999 and 1998 (unaudited)                                        5

         Notes to Consolidated Financial Statements                                     7 - 12

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(CANADIAN DOLLARS)

                                                                               September 30,             December 31,
                                                                                   1999                      1998
                                                                                   ----                      ----
                                                                                (unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                 $  4,261,993              $  1,865,612
     Accounts receivable                                                          4,182,206                 2,270,251
     Inventories                                                                  6,142,777                 1,299,890
     Prepaid expenses                                                             1,689,980                   100,633
                                                                               ------------              ------------
                                                                                 16,276,956                 5,536,386
CAPITAL ASSETS, NET                                                              11,198,768                 3,617,196
INTANGIBLE ASSETS, NET                                                           19,710,635                 4,627,070
                                                                               ------------              ------------
TOTAL ASSETS                                                                   $ 47,186,359              $ 13,780,652
                                                                               ============              ============

LIABILITIES
CURRENT LIABILITIES
     Bank operating loans                                                      $  8,901,594              $  1,100,849
     Accounts payable                                                             3,343,662                 2,072,485
     Accrued liabilities                                                          1,247,299                   937,940
     Current portion of capital lease obligations                                   325,580                    94,486
     Current portion of long-term debt                                              697,600                   279,044
                                                                               ------------              ------------
                                                                                 14,515,735                 4,484,804
CAPITAL LEASE OBLIGATIONS                                                         1,140,984                   297,387
LONG-TERM DEBT
                                                                                  3,014,145                 1,250,303
CONVERTIBLE DEBENTURE                                                             4,000,000                        --
DEFERRED INCOME TAXES                                                               610,300                    93,000
                                                                               ------------              ------------
TOTAL LIABILITIES                                                                23,281,164                 6,125,494
                                                                               ------------              ------------

MINORITY INTEREST                                                                11,701,000                 3,374,000
                                                                               ------------              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Class N voting, non-participating stock - US$0.001 par value;
        10,000,000 shares authorized; 3,655,170 and
        3,190,462 shares issued                                                       5,284                     4,586
     Common stock - US$0.001 par value; 25,000,000 shares
        authorized; 9,531,673 and 5,884,838 shares issued                            13,634                     8,164
     Additional paid-in capital                                                  15,113,662                 4,871,951
     Deficit                                                                     (2,928,385)                 (603,543)
                                                                               ------------              ------------
TOTAL STOCKHOLDERS' EQUITY                                                       12,204,195                 4,281,158
                                                                               ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 47,186,359              $ 13,780,652
                                                                               ============              ============

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(CANADIAN DOLLARS)

                                                 Three months ended                   Nine months ended
                                                    September 30,                         September 30,
                                               1999               1998              1999                1998
                                               ----               ----              ----                ----
                                                   (unaudited)                          (unaudited)
REVENUE                                   $  8,647,828       $    763,326       $ 21,680,117       $  2,169,537
                                          ------------       ------------       ------------       ------------
COSTS AND EXPENSES
    Cost of goods sold                       7,377,439            665,065         18,782,667          1,933,097
    Selling expenses                           420,366             58,776          1,327,463            132,352
    Research and development                   176,458             41,747            371,228            102,654
    Administrative expenses                  1,831,161            155,393          3,611,386            321,681
    Amortization of intangibles                127,692              3,405            327,480             10,239
                                          ------------       ------------       ------------       ------------
                                             9,933,116            924,386         24,420,224          2,500,023
                                          ------------       ------------       ------------       ------------
LOSS FROM OPERATIONS                        (1,285,288)          (161,060)        (2,740,107)          (330,486)
                                          ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)
    Interest revenue                               168             18,295             30,253             18,295
    Interest expense                          (260,326)           (62,669)          (573,388)           (63,687)
                                          ------------       ------------       ------------       ------------
                                              (260,158)           (44,374)          (543,135)           (45,392)
                                          ------------       ------------       ------------       ------------
LOSS BEFORE INCOME TAXES AND
    MINORITY INTEREST                       (1,545,446)          (205,434)        (3,283,242)          (375,878)
INCOME TAXES                                    25,000                 --            169,400                 --
                                          ------------       ------------       ------------       ------------
LOSS BEFORE MINORITY INTEREST               (1,520,446)          (205,434)        (3,113,842)          (375,878)
MINORITY INTEREST                              411,000                 --            789,000                 --
                                          ------------       ------------       ------------       ------------
NET LOSS                                  $ (1,109,446)      $   (205,434)      $ (2,324,842)      $   (375,878)
                                          ============       ============       ============       ============
NET LOSS PER SHARE - BASIC
    AND DILUTED                           $      (0.08)      $      (0.04)      $      (0.22)      $      (0.07)
                                          ============       ============       ============       ============
WEIGHTED AVERAGE OUTSTANDING
     COMMON SHARES                          13,084,669          5,678,000         10,590,387          5,691,889
                                          ============       ============       ============       ============

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(CANADIAN DOLLARS)

                                                                                       Additional                        Total
                                     Class N                  Common                    Paid-In        Accumulated   Stockholders'
                                      Shares      Amount      Shares       Amount       Capital           Deficit       Equity
                                      ------      ------      ------       ------       -------           -------       ------
Balances, December 31, 1998         3,190,462     $4,586     5,884,838     $8,164      $4,871,951       $(603,543)     $4,281,158

    Share exchange (unaudited)       (924,375)    (1,386)      924,375      1,386                                               -

    Issuance of Class X shares
      by IMSI in connection
      with the acquisition of
      businesses (unaudited)        1,389,083      2,084                                3,644,257                       3,646,341

    Issuance of common shares
      in connection with
      financings (unaudited)                                 2,722,460      4,084       6,597,454                       6,601,538

    Net loss                                                                                           (2,324,842)    (2,324,842)
                                    ---------     ------     ---------    -------     -----------     -----------     -----------
Balances, September 30, 1999
    (unaudited)                     3,655,170     $5,284     9,531,673    $13,634     $15,113,662     $(2,928,385)    $12,204,195
                                    =========     ======     =========    =======     ===========     ===========     ===========

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CANADIAN DOLLARS)

                                                              Nine months ended
                                                        September 30,
                                                            1999                 1998
                                                            ----                 ----
                                                         (unaudited)
OPERATING ACTIVITIES
    Net loss                                            $ (2,324,842)      $   (375,878)
    Items not requiring cash
      Depreciation and amortization                        1,119,067             81,901
      Minority interest                                     (789,000)                --
      Deferred income taxes                                 (169,400)                --
    Changes in operating assets and liabilities
      Accounts receivable                                    455,868           (142,248)
      Inventories                                         (3,998,834)           (43,188)
      Prepaid expenses                                    (1,515,327)           (12,556)
      Accounts payable                                    (1,194,199)           (57,405)
      Accrued liabilities                                    159,380             12,915
                                                        ------------       ------------
                                                          (8,257,287)          (536,459)
                                                        ------------       ------------

INVESTING ACTIVITIES
    Purchase of capital assets                            (2,766,086)           (96,556)
    Additions to intangible assets                          (688,371)           (85,779)
    Acquisitions, net of cash acquired in 1998 -
      $2,514, June 1999 $206,302; including bank
      overdraft assumed in 1999 - $1,126,779              (4,993,701)                --
                                                        ------------       ------------
                                                          (8,448,158)          (182,335)
                                                        ------------       ------------
FINANCING ACTIVITIES
    Issuance of shares                                     6,603,879          1,513,408
    Proceeds from bank loans                               8,236,990            255,000
    Convertible debentures issued, net
    of issuance costs of $359,024                          3,640,976
Proceeds from long term debt                               1,155,761                 --
    Payment of long-term debt and
      capital lease principal                               (535,780)           (24,891)
    Redemption of Class A preferred stock                         --           (292,868)
                                                        ------------       ------------
                                                          19,101,826          1,450,649
                                                        ------------       ------------
NET CHANGE IN CASH AND
    CASH EQUIVALENTS                                       2,396,381            731,855

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                    1,865,612            299,274
                                                        ------------       ------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                       $  4,261,993       $  1,031,129
                                                        ------------       ------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest            $    573,388       $     63,687
                                                        ============       ============
    Cash paid during the period for income taxes        $         --       $         --
                                                        ============       ============

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (CANADIAN DOLLARS)


1.     ORGANIZATION

       International Menu Solutions Corporation, a Nevada corporation (the "Company"), and its subsidiaries develop, market and produce a series of specialty food products for sale to food distributors, food retailer chains and specialty food retailers.

2.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB and Regulation S-B. Consequently, the accompanying unaudited consolidated financial statements are not presented with footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements for December 31, 1998 recently filed with the SEC as a part of the Company's registration statement on Form 10-SB.

       The financial information presented reflects all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary to produce a fair statement of the financial position and results of operations for the periods included in this report.


3.     FOREIGN CURRENCY TRANSLATION

         a) Translation of foreign subsidiaries' accounts

              Assets and liabilities of the Company's foreign subsidiaries are translated from their local currencies to the functional currency at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the year. The adjustments resulting from translating the financial statements foreign subsidiaries are recorded in comprehensive income in a separate component of equity. The Company's functional currency is the Canadian dollar. Consequently, no adjustments have arisen from the translation of foreign subsidiaries accounts because all foreign subsidiaries currently operate in Canada.

         b) Translation of foreign currency transactions

              Transactions incurred in currencies other than the functional currency are converted to the functional currency at the transaction date. Monetary assets and liabilities denominated in a currency other than the functional currency are converted to the functional currency at the exchange rate in effect at each period end. All foreign currency transaction translation gains or losses have been included in earnings.


4.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In February, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which has been adopted by the Company. Upon the adoption of SFAS No. 128, the Company is presenting basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share is derived by adjusting the basic earnings per share calculation to reflect the effect of securities with dilutive potential. The computation of diluted earnings per share does not include securities with dilutive potential that would have an anti-dilutive effect on earnings per share.

       In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components. The Company's adoption of SFAS No. 130 has had no significant impact on the Company's consolidated financial statements.

       In June 1998, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting and identification of operating segments and requires certain financial and descriptive information regarding those segments. The Company operates in one business segment and consequently the adoption of SFAS No. 131 had no material effect on the consolidated financial statements.

       In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for the reporting and accounting for derivative instruments. Presently, the Company's use of derivative instruments and hedging arrangements is not significant. Management is in the process of determining the impact of SFAS No. 133 on the consolidated financial statements.

5.     ACQUISITIONS


       During the period ended September 30, 1999, International Menu Solutions Inc. ("IMSI"), a Canadian subsidiary of the Company, acquired the businesses set out in the table below which have been accounted for using the purchase method:


                                                                      Tasty Batters(1)               DC Foods(2)
                                                                      ----------------               -----------
       Acquisition date                                                April 15, 1999                May 10, 1999
       Estimated purchase price including acquisition costs                $2,235,000                 $15,725,000
       ----------------------------------------------------------------------------------------------------------
       Assigned to fair values of net assets acquired:
         Current assets                                                     1,382,544                   1,857,491
         Capital assets                                                       493,877                   3,391,083
         Current liabilities                                                 (677,196)                 (1,557,793)
         Long-term liabilities                                               (757,532)                 (1,680,472)
       ----------------------------------------------------------------------------------------------------------
                                                                              441,693                   2,010,309
       ----------------------------------------------------------------------------------------------------------
       Goodwill                                                            $1,793,307                 $13,714,691
       ==========================================================================================================

       (1) IMSI acquired all of the outstanding shares of Tasty Selections Inc. ("Tasty Selections"), a manufacturer of muffin and cookie batters located in Concord, Ontario operating under the trade name "Tasty Batters". Tasty Selections was acquired by paying cash of $1,000,000 and by issuing 442,750 Class N shares of the Company and 442,750 Class X shares of IMSI to the vendors, collectively valued at $1,160,000 (see Note 8).

       (2) IMSI acquired all of the issued and outstanding shares of 1005549 Ontario Inc, the sole shareholder of D.C. Foods Processing Inc. a provider of custom and private label food processing services to Canadian and International markets located in Waterloo, Ontario (collectively "D.C. Foods"). Pursuant to the terms of the purchase agreement, the purchase price payable to the former shareholders of 1005549 Ontario Limited was satisfied by paying $4,000,000 in cash; by issuing 893,333 Class X shares of IMSI and 893,333 Class N shares of the Company; and by issuing 250,000 Class E Series 1 shares, 250,000 Class E Series 2 shares, 250,000 Class E Series 3 shares and 250,000 Class E Series 4 shares of IMSI. The Class E Series shares are exchangeable into common shares of the Company based on the earnings recorded by D.C. Foods in 1999 and 2002 (see
           Note 8). An independent valuations expert valued the total consideration issued by IMSI at $15,800,000.

                    On May 17, 1999, IMSI acquired the remaining 41% equity interest in Norbakco, having acquired 59% interest on December 1, 1998. The consideration paid for the additional interest was the issue by IMSI of 53,000 Class X Shares, the issue by the Company of 53,000 Class N Shares and the purchase from the selling shareholders of shareholder loans made to Norbakco in the amount of $180,000.


       Goodwill arising from the above acquisitions is being amortized straight-line over a 20 to 40 year period depending on the business acquired.

       Unaudited supplemental pro forma results of operations

       The following table presents unaudited pro-forma revenue, net loss and loss per share for the nine months ended September 30, 1999 assuming IMSI had acquired the above businesses, except for Norbakco which is not material, on January 1, 1999:

       Revenue                                          $ 27,903,000
       Net loss                                           (2,019,000)
       Net loss per share                                    $ (0.18)

6.     INVENTORY

                                                September 30,       December 31,
                                                    1999               1998
                                                    ----               ----
                                                (unaudited)
Raw materials                                    $2,774,520         $ 957,704
Work in process                                   1,148,134            27,185
Finished goods                                    2,220,123           315,001
------------------------------------------------------------------------------
Total inventory                                 $ 6,142,777       $ 1,299,890
==============================================================================

7.     BANKING FACILITIES AND CONVERTIBLE DEBENTURES

       On July 22, 1999, IMSI finalized arrangements with respect to the provision of credit facilities by The Bank of Nova Scotia to IMSI. The financing consists of the following facilities:

       (1) an operating line in the maximum authorized amount of $10,000,000. The operating line may be utilized by way of direct advances or bankers' acceptance and bears interest on direct advances ranging from The Bank of Nova Scotia's Prime to Prime plus 1/2%. The operating line is repayable on demand. As security for the operating line, IMSI provided to The Bank of Nova Scotia cash collateral of $4,000,000 as well as the general security referred to below; and

       (2) a revolving term facility to purchase equipment in the maximum authorized amount of $3,500,000. The term facility may be utilized by way of term promissory notes with a maximum term of 5 years and bearing interest at The Bank of Nova Scotia Prime plus 1-1/4% or by way of equipment lease bearing interest at The Bank of Nova Scotia Prime plus 1-1/4%. As security for the term facility, IMSI is to provide appropriate lease and/or conditional sales contracts as well as to maintain certain insurance coverage on the assets financed. In addition, the general security referred to below is security for the term facility.

       As general security for the credit facilities, IMSI provided a general assignment of all of the assets of IMSI, a general assignment of book debts and life insurance on the life of Michael Steele. Each of Prime, TGF, Norbakco, Tasty Selections, 1005549 Ontario Limited and D.C. Foods provided unlimited guarantees of the indebtedness of IMSI to The Bank of Nova Scotia supported by general assignments of all of the assets of such subsidiaries. In addition, the Company provided to The Bank of Nova Scotia a postponement and assignment of any amounts owing to it from time to time by IMSI.

       On May 10, 1999, the Company's subsidiary, IMSI, issued approximately $4,000,000 in convertible debentures to two investors. The debentures will have a term of 48 months, bear interest at 7% per annum for the first 12 months and 13% thereafter, and will be convertible at the holder's option at any time into exchangeable shares of IMSI which are then exchangeable into shares of the Company. IMSI will have the right to force conversion of the debentures if certain trading statistics are maintained after July 1, 1999. A total of $359,000 was paid by IMSI in respect of professional fees and commissions, which have been recorded as deferred financing costs.

8.     CAPITAL TRANSACTIONS

       Reverse acquisition

       On July 16, 1998, ANM Holdings Corporation, the predecessor corporation to the Company, then a non-operating corporation, acquired all of the outstanding common shares of IMSI. For accounting purposes, the transaction was treated as a reverse acquisition of ANM by IMSI. In conjunction with the reverse acquisition transaction, the Company created and authorized 10,000,000 Class N shares, and issued 4,000,000 Class N shares to the former shareholders of IMSI. The Class N shares are non-equity participating and are entitled to identical voting rights as the common stockholders. In addition, one Class N share together with one Class X share of IMSI are convertible into common shares of the Company on a one for one basis at the option of the holder until 2013, at which time the Company can force conversion of the Class N shares.

       In the nine-month period ended September 30, 1999, 924,375 Class N and 924,375 Class X shares of IMSI were exchanged for common shares of the Company (unaudited)

       Private placement financing

       During the period November 17 to November 28, 1999, the Company sold, by private placement, 1,997,300 units for US$0.90 each, consisting of one common share and one-half of a warrant. In exchange for one warrant and US$1.40, the holder may purchase one common share of the Company until May 31, 1999. These warrants were exercised during May 1999. Total proceeds resulting from the exercise of the warrants to the Company were $2,069,202 (US$1,398,110).

       On April 16, 1999, Southbridge Inc. ("Southbridge") subscribed for 1,523,810 common shares of the Company at a subscription price of $2.625 per common share. Proceeds to the Company, net of issuance costs, totaled approximately $3,693,000, net of issuance cost of approximately $307,000. As a part of the subscription, the Company granted to Southbridge 400,000 warrants which entitle Southbridge to purchase up to 200,000 common shares at the price of $2.25 per common share during the period to April 16, 2000 and 200,000 common shares at the price of $2.625 per common share during the period to April 16, 2001.


       Exchangeable share transactions - Acquisitions of TGF/Norbakco and D.C. Foods

       In conjunction with the acquisitions of D.C. Foods and TGF/Norbakco (acquired in 1998), IMSI issued exchangeable shares to satisfy the share consideration requirements of the respective share purchase agreements. The shares are exchangeable into common shares of the Company at the holder's option based on exchange ratios contained in the purchase agreements. The exchange ratio is determined by a formula which is primarily based upon the earnings before interest, depreciation and taxes ("EBITDA") of the acquired businesses for the years ending February 28, 1999 and 2000 for TGF/Norbakco and for the period from December 6, 1998 to December 31, 1999 and the year ending March 2002 or December 2002 for D.C. Foods and the Company's common stock market price on those dates.

       The value of the exchangeable shares is recorded as minority interest. Based on the financial results of the acquired operations to-date and the current market price of the Company's common stock, management has estimated that approximately 2,630,000 and 1,800,000 shares of the Company's common stock could be issued pursuant to the future conversion rights of the holders of the exchangeable shares for TGF/Norbakco and D.C. Foods, respectively. At such time as the future conversion rights of the holders of the exchangeable shares is determined, the value of the remaining minority interest associated with the individual exchangeable shareholder groups will be reclassified to additional paid in capital. These shares have been treated for accounting purposes as being issued. It is impossible to predict with absolute certainty the exact number of shares that could be issued as the EBITDA of the acquired businesses for the periods specified above is unknown.

9.     NET LOSS PER SHARE

                                                    Three months ended                Nine months ended
                                                        September 30,                     September 30,
                                                    1999             1998             1999              1998
                                                    ----             ----             ----              ----
                                                         (unaudited)                       (unaudited)
Net loss per share

Numerator
Net loss available to common shareholders       $ 1,109,406        $ 205,434       $ 2,324,842        $ 375,878
                                                ------------       ----------      ------------       ----------
Denominator
Weighted average shares outstanding              13,084,669        5,678,000        10,590,387        5,691,889
                                                ------------       ----------      ------------       ----------
                                                     $ 0.08           $ 0.04            $ 0.22           $ 0.07
                                                ============       ==========      ============       ==========

       No diluted net loss per share disclosure is presented as the conversion of securities with dilutive potential in both periods had an anti-dilutive effect on loss per share. The Class N shares outstanding are considered common stock equivalents for the purposes of the basis loss per share and weighted average outstanding common shares calculations.

10.    SUBSEQUENT EVENTS (UNAUDITED)

       a) Letter of intent - Huxtable's Foods, L.L.C. ("Huxtables").

           On October 15, 1999, the Company entered into a letter of intent to acquire certain assets of Huxtables through a newly formed subsidiary of the Company. The terms of the letter call for a cash payment of US$3,000,000 and future payments, payable in cash or common shares of the Company based on the earnings of the newly formed subsidiary during the period to December 31, 2002.

       b) Acquisition - The Ultimate Cookie Co. Ltd. "UCC"

           On October 18, 1999, the Company acquired all of the outstanding common shares of UCC by paying $175,000 in cash and by issuing 250,000 Class E Series 5 shares and 250,000 Class E Series 6 shares of IMSI which are exchangeable into shares of the Company based on future earnings of UCC.

       c) Exercise of broker options

           On October 18, 1999, 172,302 options held by brokers of previous financings were exercised to purchase an equivalent number of common shares of the Company. The transaction resulted in proceeds of US$172,302 to the Company.

       d) Share subscription

           On October 20, 1999, Southbridge subscribed for 1,555,556 special warrants (the "Warrants") at a price of US$3.00 each. The Warrants entitle the holder to acquire one Class X shares of IMSI for each Warrant held for no additional consideration until the earlier of five days after the date of issuance by the Ontario Securities Commission (the "Commission") of a receipt for a preliminary prospectus filed in the province of Ontario or October 22, 2000. Approximately $4,000,000 of the proceeds resulting from the subscription for the Warrants is to be held in escrow until February 29, 2000, pending the approval of mutually agreeable acquisitions or transactions by the Company. In addition, the Company is subject to certain penalty provisions which shall be satisfied by increasing the number of shares issuable upon surrender of the Warrants by 10% to 32%. The Company will have to comply with such penalty provisions in the event that the Company does not raise additional funds or file the required prospectus documents with the Commission within the timelines specified in the special warrant indenture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Result of Operations

NINE MONTHS ENDED SEPTEMBER 30, 1999 (OR "Q3-99") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (OR "Q3-98")

REVENUE: Revenue for the nine months ended September 30, 1999 increased $19,510,600 or 900% to $21,680,100 from $2,169,500 during the same period in
1998. The growth in revenue can be attributed to the acquisitions made in late 1998 -- Pasta Kitchens, Transcontinental Gourmet Foods, and Norbakco; and acquisitions made in April/May 1999 -- Tasty Selections and DC Foods, respectively. In addition to the above, the Company's Seafood Selections division, established in late 1998, had its first sales in March of 1999.

Revenue for the three months ended September 30, 1999 increased $7,884,500 to $8,647,800, up 1033% from $763,300 for the same period last year. The primary reason for the increase is the impact of the acquisitions identified above. Sales for the third quarter increased marginally over the second quarter consistent with the Company's product sales cycle being weighted to the fourth quarter. The Company continued to pursue entry of its Selections brands into the United States which it launched into several retail chains in the fourth quarter. Sales for the quarter were lower than anticipated as new customers delayed the launch of certain products and programs until the fourth quarter.

COST OF GOODS SOLD/GROSS MARGIN: Cost of goods sold for the nine months ended September 30, 1999 increased to $18,782,700 up $16,849,600 or 872% from
$1,933,100 for the same period last year. As a percentage of revenue, cost of goods sold represented 86.6% of revenue for the nine months then ended, and 85.3% for Q3-99 compared to 89.1%, and 87.1% for the same periods in 1998. The change in absolute dollars is attributed to previously mentioned acquisitions and establishment of the Seafood Selections division. The reduced cost as a percentage of revenue can be attributed to a more diverse product group of products with better margins.

The sales cycle for some of the Company's divisions' products reflect lower sales during the first three quarters resulting in partial underabsorbtion of some direct overhead costs. Therefore, during this period margins are typically lower than the overall percentage for the year. Also, a larger percentage of the Company's revenues during this period are related to the sales by the Company's DC Foods subsidiary, which is characterized by larger sales volume and lower margin than the rest of the divisions. In addition, during the third quarter the Company expanded its production facilities and combined its Tasty Selections operations into the expanded Norbakco facilities and TGF moved into the space vacated by Tasty Selections resulting in increased lease cost, repairs and maintenance costs as the Company refurbished and relocated some of its production equipment for better production efficiencies. The company expects to benefit from these expanded facilities and production efficiencies in the fourth quarter and future periods.

SELLING EXPENSES: Selling expenses increased $1,195,100 to $1,327,400 (6.1% of revenue) for the nine months ended September 30, 1999 compared to $132,300 (6.1% of revenue) for the same period ended September 30, 1998. For Q3-99 Selling expenses were $420,400, an increase of $361,600 over the same period last year. The increase in the quarter and the year to date is primarily attributable to the 1998/99 acquisitions. In 1999, the Company increased selling expenses beyond those of the combined costs of the existing and acquired manufacturing divisions as a result of the corporate involvement in the promotion of its each division's products and the Company's Selections line, the introduction of its new products to the market, and the establishment of a western corporate sales office.

RESEARCH AND DEVELOPMENT: Research and development expenses increased $268,600 to $371,200 (1.7% of revenue) for the nine months ended September 30, 1999 compared to $102,600 (4.7% of revenue) for the same period last year. The increase is primarily due to continued product development efforts associated with new meal components and meal kits being developed in conjunction with new retail customers/products for launch in Q4, including the Company's new Salmon Wellington product.

ADMINISTRATIVE EXPENSES: Administrative expenses increased $3,289,700 to $3,611,400 (16.7% of revenue) for the nine months ended September 30, 1999 and $1,675,800 to $1,831,200 (21.2% of revenue) for Q3-99 over the same periods in 1998. The increase in absolute dollars is due to previously mentioned acquisitions that were completed during 1998/1999. In addition, the Company has continued to incur increased costs at the corporate level associated with building management infrastructure and information systems, corporate governance and reporting obligations, seeking out strategic acquisitions, investor relations, product marketing. During the current quarter the company established a sales offices in Calgary, and hired sales managers in Maryland and California, contributing to the increased cost as a percent of revenue in the third quarter.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES: Amortization of intangibles increased to $327,500 (1.5% of revenues) for year to date compared to $10,200 (0.5% of revenue) in 1998. The growth of $317,300 in the expense for intangibles amortization is a result of increased purchased goodwill on acquired companies and continued increased expenditures on packaging and artwork in conjunction with the launch of products with new customers and the branding of existing products in accordance with the company's strategy for better brand recognition through uniformity in the quality of product presentation.

LOSS FROM OPERATIONS: The Company's loss from operations increased $2,409,600 to $2,740,100 (12.6% of revenues) for the nine months ended September 30, 1999 over the same period in 1998. Losses for Q3-99 operations increased by $1,124,200 (to $1,285,300) over the same period in Q3-98. The increase in the loss is primarily due to significant increases in product development efforts and new administrative costs incurred to assist the growth of the Company, the delay to the fourth quarter of the Company driven sales initiatives and the normal loss cycle in its Transcontinental and Prime Foods. The Seafood Division incurred losses during the second and third quarter as it continued its sales efforts resulting in fourth quarter sales. For these products, retailers preferred to launch them the fourth quarter.

FINANCING COSTS: Net interest expense increased $497,700 to $543,100 in for the current year to date compared to $45,400 for the same period last year end. Q3-99 finance charges have increased $215,800 to $260,100. The increase is due primarily to the combined operating line financing for the Company's divisions, including all of the acquisitions, and to interest charges with respect to long-term debt, including the Company's convertible debt and capital lease obligations associated with and new capital equipment acquired during 1998 and 1999.

MINORITY INTEREST SHARE IN LOSSES: This amount, $789,000 for the year to date represents the share in losses by the Minority Interest shareholders (Shareholders owning Class B, C, D, and E shares) in IMSI. These Minority Interest shareholders comprise, at September 30, 1999, the vendors of Transcontinental Gourmet Foods, and DC Foods.

RISKS AND UNCERTAINTIES

The Company believes that in the future results of operations could be impacted by factors such as market acceptance of new products, and the success of the company's employees marketing home meal replacements. Similarly, future earnings may be adversely effected by changes in the costs of goods sold, business and labor. Additionally, where the Company continues to expand its business internationally, and fluctuations in the foreign currency or general economic conditions in any of the countries in which the Company does business could adversely effect future results of operations.

The Company's ability to develop and market products that successfully adapt to current market needs may also have an impact on the Company's results of operation. A portion of future revenues will come from new products. The Company cannot determine the ultimate effect that new products and services will have on revenues, earnings or stock prices.

The Company's recent acquisitions and growth strategy to continue to acquire other food processing companies may effect future results of operations. Our operating results could be adversely effected if we fail to successfully integrate or manage acquired companies or if we are not able to obtain the cost savings which we anticipate. Furthermore, the Company's result of operations could suffer if the acquired companies do not perform as we expect.

Due to the factors noted above and elsewhere in the Management's Discussion and Analysis of Financial Conditions and Results of Operation, the Company's future earnings and stock price may be subject to significant volatility. Past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical results to anticipate trends in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased from $1,865,000 at December 31,1998 to $4,262,000 at September 30, 1999. Of these funds $4,200,000 represent funds required to be maintained by the Company as part of its banking facilities agreement. Bank credit facilities utilized at September 30, 1999 totaled approximately $7,800,000. Total credit facilities available at September 30, 1999 were $10,000,000. The Company increased its bank borrowings by $6,770,000 from December 31, 1998 to September 30, 1999. During the nine month period ended September 30, 1999, the Company received approximately $10,500,000 from the issuance of common stock, convertible debt and other securities of IMSI. The funds were used primarily to complete the acquisitions of D.C. Foods and Tasty Selections during the year, and to fund investments in working capital and capital equipment.

Historically, the company business cycle involves a significant investment in working capital during the first nine months of the year in anticipation of its late third quarter and fourth quarter sales. The Company has also made investments in new capital equipment and leases during the year. The leasehold improvements are financed out of cash flows. The Company continued to build or maintain high levels of inventories in its Transcontinental Gourmet Food, Prime Foods and Seafood Selections divisions. For each of these divisions, inventories begin do decline in October and later as the retailers begin to purchase product for the fall/winter seasons and hors d'oeuvres for the holiday season. This year's build up of the Company's inventory of hors d'oeuvres is greater than historically in anticipation of the expected increased demand for millennium celebrations. In addition, the Company has continued to incur increased product development costs associated with building management infrastructure and information systems, corporate governance and reporting obligations, seeking out strategic acquisitions, investor relations and obtaining new sources of financing.

Cash flows from operations were approximately $8,257,000 for the nine-month period ended September 30, 1999. Cash flows from operations for the same period last year were approximately $536,000. The operations of Tasty Selections and D.C. Foods had positive cash flows from operations during this period which funded the operations management costs in IMSI.

On July 22, 1999, IMSI finalized arrangements with respect to the provision of credit facilities by The Bank of Nova Scotia to IMSI. The financing consists of the following facilities:

(1) an operating line in the maximum authorized amount of $10,000,000. The operating line may be utilized by way of direct advances or bankers' acceptance and bears interest on direct advances ranging from The Bank of Nova Scotia's Prime to Prime plus 1/2%. The operating line is repayable on demand. As security for the operating line, IMSI provided to The Bank of Nova Scotia cash collateral of $4,000,000 as well as the general security referred to below; and

(2) a revolving term facility to purchase equipment in the maximum authorized amount of $3,500,000. The term facility may be utilized by way of term promissory notes with a maximum term of 5 years and bearing interest at The Bank of Nova Scotia Prime plus 1-1/4% or by way of equipment lease bearing interest at The Bank of Nova Scotia Prime plus 1-1/4%. As security for the term facility, IMSI is to provide appropriate lease and/or conditional sales contracts as well as to maintain certain insurance coverage on the assets financed. In addition, the general security referred to below is security for the term facility.

As general security for the credit facilities, IMSI provided a general assignment of all of the assets of IMSI, a general assignment of book debts and life insurance on the life of Michael Steele. Each of Prime, TGF, Norbakco, Tasty Selections, 1005549 Ontario Limited and D.C. Foods provided unlimited guarantees of the indebtedness of IMSI to The Bank of Nova Scotia supported by general assignments of all of the assets of such subsidiaries. In addition, the Company provided to The Bank of Nova Scotia a postponement and assignment of any amounts owing to it from time to time by IMSI.

In October 1999, the Company completed a CDN$7,000,000 (US$4,700,000) private placement of special warrants in the Company's IMSI subsidiary to be used to settle certain payment obligations on previous acquisitions and to fund future acquisitions of the Company.

Management believes that its existing cash flows from operation and credit facilities are sufficient to fund operations. However, to finance future expansion, both capital expansion and the acquisition of new companies, the Company will have to seek additional financing. This financing may take the form of either equity or debt. To this end, the Company's subsidiary, IMSI recently engaged Scotia Capital Markets Inc., a division of Scotiabank & Scotia McLeod Canada, to act as its financial advisor for capital raising projects to fund the Company's acquisition strategy and infrastructure expansion and production integration plans. However, there can be no assurance that the Company or IMSI will be able to raise additional capital or whether such capital will be sufficient to meet its plan or other ongoing needs.

YEAR 2000

The "Year 2000" problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Computer programs and microprocessors that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. This could result in major system failures or miscalculations causing disruptions in operations, including among other things, a temporary inability to process transactions, send invoices, access internal financial information or engage in normal business activities. Year 2000 problems experienced by our suppliers, or us could adversely impact our ability to meet the demands of, or service our customers or otherwise carry on our business.

To assist in the integration of recent acquisitions, and to mitigate the uncertainties associated with Year 2000 issues the Company decided to purchase a new financial accounting and management information system that will be integrated and implemented across all operating and management functions. The implementation of the new computer system has begun and the Company estimates that the cost of the new system, including the software, hardware and installations costs will total approximately $250,000. The Company will continue to monitor potential Year 2000 compliance issues related to all critical systems through the new year.

In addition, the Company has communicated with parties with which it does significant business to assess their Year 2000 compliance and the extent to which the Company is exposed to any significant third party Year 2000 compliance issues. The costs associated with any further third party Year 2000 compliance issues are not expected to be significant. This process will not guarantee that systems of other parties upon which the Company's systems directly or indirectly rely will be Year 2000 compliant on a timely basis, or that a failure by another party to render their systems compliant with Year 2000 issues will not have a material adverse effect on the Company.

CAUTIONARY STATEMENT INVOLVING FORWARD LOOKING STATEMENTS

Some of the information in this Form 10-QSB may constitute forward-looking statements which are subject to various risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "plan," or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial conditions or state other "forward-looking" information. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to: competitive factors and pricing pressures; relationships with its manufacturers and distributors; legal and regulatory requirements; general economic conditions; and other risk factors which may be described in our future filings with the Securities and Exchange Commission. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. In addition, when considering such forward-looking statements, the reader should keep in mind the factors described in other cautionary statements appearing elsewhere in this Form 10-QSB. Such statements describe circumstances which could cause actual results to differ materially from those contained in any forward looking statement.

This Form 10-QSB may also include statistical data or disclose trends regarding the food processing industry. This data may have been obtained from industry publications and reports which we believe to be reliable sources. We have not independently verified such data nor sought the consent of any organizations to refer to their reports herein.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 22 , 1999, Southbridge Equities Inc., a corporation organized under the laws of the Province of Ontario, Canada ("Southbridge Equities"), subscribed for 1,555,556 special warrants ("Special Warrants") of International Menu Solutions, Inc., a corporation organized under the laws of the Province of Ontario, Canada and a subsidiary of the Company ("IMSI"), for an aggregate consideration of approximately US$5 million. Each Special Warrant entitles Southbridge Equities, upon exercise thereof without any further consideration, to receive one Non-voting Class X Exchangeable Share (an "Exchangeable Share") of IMSI. Such Special Warrants are immediately exercisable and any Special Warrant not exercised by October 22, 2000 (or earlier under certain circumstances) will be deemed to have been exercised as of such date. The Special Warrants are subject to customary anti-dilution adjustment provisions. In addition, each Special Warrant will be exercisable for (i) 1.1 Exchangeable Shares in the event that IMSI does not receive a receipt for a (final) prospectus issued by the Ontario Securities Commission by August 5, 2000, and (ii) 1.2 Exchangeable Shares in the event that IMSI is not able to obtain additional financing of least US$7 million by March 30, 2000 or certain trading volume and price targets for the Company's common stock are no met. Also, in the event that IMSI is not able to obtain such additional financing by March 30, 2000, the Special Warrants will be deemed to be amended to change all references to Exchangeable Shares to refer to the common stock of the Company. These securities were sold in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended. In connection with such subscription, the Company and its subsidiary entered into additional agreements with Southbridge Equities which, among other thing, address registration rights. The proceeds will be used to fund previously announced acquisitions and expansion plans. Southbridge Equities is a subsidiary of Southbridge, Inc. Reginald Peterson, a director of IMSI, is the controlling shareholder of Southbridge, Inc. Prior to this transaction, Southbridge, Inc.
beneficially owned 1,523,810 shares of common stock of the Company.

Issue of shares in relation to the Acquisition of The Ultimate Cookie Co Inc.

         On October 15, 1999, the Company, through IMSI, purchased all of the issued and outstanding shares of The Ultimate Cookie Co. Inc., a Montreal-based bakery ("UCC"), for consideration comprised of US$175,000.00 in cash, 250,000 Class E Series 5 shares of IMSI and 250,000 Class E Series 6 shares of IMSI. The Class E shares were issued by IMSI on October 18, 1999 and are exchangeable for common stock of the Company based upon the conditions for each series of the Class E shares, which are largely based upon financial tests to be achieved by UCC. These shares are non-participating and non-voting except in matters affecting the characteristics of the shares.


Options to Brokton International, Ltd.,
Dover IX Investment Limited, IPO International Ltd. and Tinamilu Holdings Inc.

         In October, certain of the above option holders exercised options covering 172,302 shares of common stock of the Company at a per share exercise price of US$1.00 (CDN$1.46), resulting in US$172,302 being put into treasury of the Company for general corporate purposes. These securities were issued in an offshore transaction in reliance on Regulation S under the Securities Act of 1933, as amended.

Options Third Party Financial Advisors

         On October 27, 1999, in consideration of financial advisory, consulting, marketing and public relations services provided to the Company, the Company granted 150,000 options. 50,000 of these options have a per share exercise price of US$2.25; 100,000 of these options have a per share exercise price that is determined by calculating the average of the 10 trading days trading price prior to the date of grant (US$3.01 per share). All options must be exercised within 12 months of the date of grant.

Exchange of Shares

         In October, certain shareholders exchanged 544,385 Class N shares of the Company (and 544,385 Class X shares of IMSI) for the same number of share of common stock of the Company. Other than the surrender of such shares, there was no consideration accruing to the Company for this share exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         On October 15, 1999, the Company announced that it had entered into a letter of intent to acquire Huxtable's Kitchens, a private company based in Los Angeles, California, for a combination of cash and securities of the Company. The completion of such acquisition is subject to the negotiation and execution of a suitable acquisition agreement, however, there can be no assurance that any such agreement will be entered into and, if entered into, whether the acquisition will be beneficial to the Company and/or its stockholders in the near term or at all.

         IMSI recently engaged Scotia Capital Markets Inc., a division of Scotiabank & Scotia McLeod Canada, to act as its financial advisor for capital raising projects to fund the Company's acquisition strategy and infrastructure expansion and production integration plans. However, there can be no assurance that the Company or IMSI will be able to raise additional capital or whether such capital will be sufficient to meet its plan or other ongoing needs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27        Financial Data Schedule for the nine months ended September 30, 1999.

         (b)      None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November  12 , 1999

                                     INTERNATIONAL MENU SOLUTIONS CORPORATION



                                    By:        /s/ Michael Steele
                                       ----------------------------------------
                                         Michael Steele
                                         President and Chief Executive Officer




                                               /s/ Larry Hoffman
                                         --------------------------------------
                                         Larry Hoffman
                                         Chief Financial Officer