Form 10KSB
period 1999-12-31
INTERNATIONAL MENU SOLUTIONS CORP
filed 2000-04-14
CIK 1067766

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission File Number: 001-15011

                    INTERNATIONAL MENU SOLUTIONS CORPORATION
                 (Name of small business issuer in its charter)

             NEVADA                                              91-1849433
  (State or Other Jurisdiction of                  (I.R.S. Employer Identification Number)
Employer incorporation or organization)

    350 Creditstone Road, Unit 202
       Concord, Ontario, Canada                                  L4K 3Z2
 (Address of principal executive offices)                       (Zip Code)

        (416) 366-6368
  (Issuer's telephone number)


           Securities registered under Section 12(b) of the Act: None
             Securities registered under Section 12(g) of the Act:


                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days [X ]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year: CDN$48,040,000.

The aggregate market value of the Registrant's voting common stock held by non-affiliates computed by reference to the closing price at which the common equity was sold, as of March 1, 2000 was US$18,162,880. There were 10,476,048 shares of the Registrant's Common Stock Outstanding as at March 1, 2000.

Documents incorporated by reference : None

Transitional Small Business disclosure Format (check one):

Yes[ ]   No[x]

TABLE OF CONTENTS
-----------------


PART              ITEM              ITEM DESCRIPTION                                                       PAGE
----              ----              ----------------                                                       ----
PART I...................................................................................................     1

                  ITEM 1. DESCRIPTION OF BUSINESS........................................................     1

                                    General..............................................................     1

                                    Securities of the Company............................................     3

                                    Acquisitions by IMSI prior to the Amalgamation.......................     3

                                    Acquisitions by the Company after the Amalgamation..................      3

                                    Business.............................................................     8

                                    Patents and Trademarks..............................................     11

                                    Governmental Regulation.............................................     11

                                    Employees and Labor Contracts.......................................     12

                  ITEM 2. DESCRIPTION OF PROPERTY.......................................................     13

                  ITEM 3. LEGAL PROCEEDINGS.............................................................     13

                  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................     14

PART II.................................................................................................     14

                  ITEM 5. MARKET PRICE OF COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..................    14

                                    Recent sales of unregistered securities of the Company..............     14

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS..........................................     16

                                    General.............................................................     16

                                    Result of Operations................................................     16

                                    Liquidity and Capital Resources.....................................     19

                                    Factors That May Affect Future Results of Operation.................     21

                                    Cautionary Statement Involving Forward Looking Statements...........     21

                  ITEM 7. FINANCIAL STATEMENTS..........................................................     22

                  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.................................     22

PART III................................................................................................     22

                  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                          SECTION 16 (A) OF THE EXHANGE ACT

                                    Directors and Executive Officers of the Company.....................     22

                                    Section 16(a) Beneficial Ownership Reporting Compliance.............     23

                  ITEM 10. EXECUTIVE COMPENSATION.......................................................     23

                                    Compensation of Directors...........................................     25

                  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............     25

                                    Security Ownership of the Company...................................     25



                                    Security Ownership of IMSI..........................................     26

                                    Stock Option Plan...................................................     27

                  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................     27

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................................     27

                                    Exhibits Filed......................................................     27

                                    Reports on Form 8-K.................................................     29



                  INDEX TO FINANCIAL STATEMENTS.........................................................     31

                  SIGNATURES............................................................................     31


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS


GENERAL

         International Menu Solutions Corporation (the "Company") is a holding company with subsidiaries engaged in the development, production and marketing of a series of specialty food products for sale to large retail and specialty food chains throughout North America.

         The Company was incorporated under the laws of the State of Nevada on June 24, 1997 as ANM Holdings Corporation. The Company was originally authorized to issue an aggregate of 25,000 shares of common stock without nominal or par value. On June 27th, 1997 the Company filed a Certificate of Amendment to increase the authorized common stock to 25,000,000 shares with a par value of $0.001 per share. We further amended the Articles of Incorporation by a Certificate of Amendment filed on July 15, 1998 whereby the authorized capital of the corporation was amended to include 10,000,000 Class N shares with a par value of $0.001 per share of which all Class N shares were non-equity participating and are entitled to one vote per class N share voting together as one class together with the common stock.

         Originally, the Company's mission was to offer quality clinical research facilities providing our customers with a cost effective and efficient method for conducting clinical research. At the same time, we endeavored to create value and long term benefits for our shareholders, employees and end users of our services. The Company became inactive after ANM Holding Corporation was unable to achieve these goals.

         The Company changed its name to International Menu Solutions Corporation on July 15, 1998. The Company's principal operating subsidiaries include International Menu Solutions Inc. ("IMSI"), a corporation incorporated under the laws of the Province of Ontario on September 26, 1997, On July 16, 1998, the Company, through its wholly owned subsidiary 1308864 Ontario, Inc., a corporation incorporated under the laws of the Province of Ontario, amalgamated pursuant to the Business Corporations Act (Ontario) with International Menu Solutions Inc. At the time of the amalgamation, International Menu Solutions Inc. had a wholly owned subsidiary called Prime Foods Processing Inc. The surviving company of the amalgamation is called International Menu Solutions Inc. ("International Menu").

The following are wholly owned subsidiaries of IMSI:

- Prime Foods Processing Inc., a corporation incorporated under the laws of the Province of Ontario on March 27, 1990;

- Transcontinental Gourmet Foods Inc., a corporation incorporated under the laws of the Province of Ontario on January 27, 1983;

- Tasty Selections Inc., a corporation incorporated under the laws of the Province of Ontario on July 8, 1996 as 1188980 Ontario Ltd. (doing business as Tasty Batters), which was amalgamated(1) on September 30, 1999 with Norbakco Ltd., a corporation incorporated under the laws of the Province of Ontario on August 25, 1995;

- 1005549 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario on December 21, 1992;

- D.C. Food Processing Inc., a corporation incorporated under the laws of the Province of Ontario on December 2, 1994; and

--------
(1) An amalgamation of two companies in the Province of Ontario pursuant to the Business Corporations Act (Ontario) is similar to a merger of two companies in the United States.

- The Ultimate Cookie Co. Ltd./L'Ultime Biscuit Cie Inc., a corporation incorporated under the laws of Canada on March 1, 1990.


The following is a wholly owned subsidiary of the Company:

- Huxtable's Kitchens Inc., a corporation organized under the laws of the State of Delaware on October 29,1999. The Company was originally incorporated under the name, International Menu Solutions USA Inc.


     The Company's overall mission is to be a leading marketer and seller of Home Meal Replacement ("HMR") products throughout North America. The Company's Home Meal Replacement products are high quality, quickly prepared and cost effective replacements to home cooked meals for time starved consumers. The Company's business strategy is to acquire businesses in strategic product categories and geographic locations that will enable the Company to complement its existing product lines, capitalize on the Brand and Customer equity existing in the acquired companies, and take advantage of product distribution channels and production capacity existing in the acquired companies. The Company believes that by combining strategically complementary businesses and adding a level of management, marketing, sales, product development, and logistic expertise, the overall synergies will result in significantly enhanced operating efficiencies and market penetration of the acquired companies. A major component of this strategy is to co-brand the Company's "Selections" Brand with the acquired brands to create a national brand out of a consolidation of regional brands and focus on bringing the brands into markets that would not otherwise be available to the acquired companies.

     Pursuant to this strategy, the Company completed four acquisitions in 1999 and three acquisitions in 1998. See Note 3 of the Company's Financial Statements.

     As a holding company, the Company is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of the Company, and thus the right of the Company's creditors (including holders of its debt securities and other obligations, if any) and stockholders, to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor may be recognized, in which event the Company's claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, a principal source of the Company's unconsolidated revenues and funds is dividends and other payments from its subsidiaries. The Company's principal subsidiaries currently require the consent of its banker, the Bank of Nova Scotia, to pay cash dividends or to make other withdrawals or advances to individual shareholders, but are permitted to pay dividends and advances to the Company. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

         As of March 1, 2000, there were 10,476,048 shares of common stock, par value $0.001 per share, and 3,110,795 Class N shares, par value $0.001 per share, of the Company outstanding. In addition, there are currently various classes of equity securities of IMSI outstanding which can be exchanged for common stock of the Company. The Company currently estimates that the exchange of these shares would result in the issuance of approximately 5,000,000 shares of common stock of the Company. However, management's estimate is subject to change because such number is based on a number of factors, including the future financial performance of various subsidiaries of the Company and the future trading prices of the shares of common stock of the Company.

         The Company's principal executive offices are located at 350 Creditstone Rd., Unit 202, Concord, Ontario.

SECURITIES OF THE COMPANY

         As of March 1, 2000, the Company's authorized capital stock consisted of 25,000,000 shares of common stock with a par value of US$0.001 per share and 10,000,000 shares of Class N stock with a par value of US$0.001 per share. Each share of common stock entitles the holder thereof to one non-cumulative vote, either in person or by proxy, at meetings of shareholders. Shareholders of our common stock do not have cumulative voting rights.

         The Class N shares are non-equity participating and are entitled to identical voting rights as shares of common stock. The Class N shares are issued to shareholders of IMSI who have shares of IMSI that are convertible into shares of common stock of the Company so that such shareholders of IMSI have voting rights at meetings of the shareholders of the Company. The holders of the Class N shares have no rights of participation on a liquidation or winding up of the Company.

         Exchangeable shares of IMSI include Classes B, C, D, and E, and are exchangeable for Common stock of the Company in accordance with a formula contained in the attributes for the Class of shares which relates to the business results of the acquired Company. The features of these shares and other shares of IMSI are described in more detail in the Company's 10SB/A2.


ACQUISITIONS BY IMSI PRIOR TO THE AMALGAMATION

         ACQUISITION OF PRIME FOODS PROCESSING INC. On November 5, 1997, IMSI, prior to it being acquired by the Company, acquired all of the outstanding shares of Prime Foods Processing Inc. ("Prime Foods") for cash consideration of $374,000(2). In addition IMSI made payments for professional fees and premises and equipment improvements totaling $291,547.

ACQUISITIONS BY THE COMPANY AFTER THE AMALGAMATION

         ACQUISITION OF PASTA KITCHEN. On October 9, 1998, the Company, through Prime Foods acquired the business carried on by 1218951 Ontario Inc. under the trade name of "Pasta Kitchen." The Company purchased all of the assets of Pasta Kitchen for cash consideration of approximately $735,000 paid on closing and an additional amount of $340,000, subject to certain downward adjustments, in cash or common stock of the Company at the Company's discretion payable on or after October 31, 1999. At October 31, 1999 Pasta Kitchen had met the conditions necessary to receive the whole of the $340,000 without adjustment. Management made a cash payment of $100,000 and will issue 55,042 shares of the common stock of the Company to satisfy the balance of the purchase price. Pasta Kitchen now operates as a division of Prime Foods Processing Inc. The purchase of Pasta Kitchen has given the Company the ability to offer several of Canada's leading supermarket chains with a full line of pasta-based heat-and-serve meal solutions that are fully prepared and packaged in single and multi-serve portions.

         ACQUISITION OF TRANSCONTINENTAL GOURMET FOODS INC. AND NORBAKCO, LTD. On November 30, 1998, the Company acquired, through IMSI, all the issued and outstanding shares of Transcontinental Gourmet Foods Inc. ("Transcontinental") and 59% of the shares of Norbakco Ltd., a sister corporation of Transcontinental ("Norbakco"). These acquisitions added fillo pastry hors d'oeuvres and desserts to the product line of meal solutions offered by the Company. We purchased all of the issued and outstanding shares of Transcontinental and the 59% interest in Norbakco for a cash consideration of $1,000,000 at closing. Additional cash payments after February 28, 1999 were approximately $500,000, of which $470,000 was paid as of December 31 1999. The balance was paid in January 2000. The $500,000 amount was determined based on the net book value of Transcontinental in excess of $1,000,000, as determined at February 28, 1999. Of the $1,000,000 consideration paid at closing, $860,000 was allocated to Transcontinental


--------
(2) All dollar amounts are in the functional currency of the Company's financial statements (Canadian dollars) except where otherwise indicated. Where a conversion from Canadian dollars to US dollars is made, a conversion rate at December 31, 1999 was used.

and $140,000 was used to purchase notes payable to the former shareholders of Norbakco. The balance of the purchase price was satisfied by the issue to the selling shareholders of three classes of shares of stock of IMSI: 300,000 Class B shares, 100,000 Class C shares and 59,000 Class D shares, all of which were issued on December 1, 1998. Such shares are exchangeable for shares of the common stock of the Company in accordance with formulas contained in the share attributes for the Class B shares, the Class C shares and the Class D shares, respectively. The 300,000 Class B shares may now be exchanged for 2,258,718 shares of Common Stock of the Company in accordance with a formula contained in the attributes for the Class B shares which relates to the business results of Transcontinental for the 12 month period ending February 28, 1999. The value of these shares at date of entitlement was approximately $6,200,000. Management estimates that approximately 770,000 additional shares of common stock of the Company will be issued to the former shareholders of Transcontinental in exchange for the outstanding, Class C and Class D shares.

         On May 17, 1999, the Company acquired, through IMSI, the remaining 41% equity interest in Norbakco. The consideration paid for the additional interest was 53,000 Class X shares of IMSI and 53,000 Class N shares of the Company, and the purchase by IMSI of shareholder loans made to Norbakco in the aggregate amount of $180,000. As part of the issue of the 53,000 Class X shares and the 53,000 Class N shares, IMSI and the Transcontinental shareholders agreed to reduce the number of shares of common stock of the Company that the 300,000 Class B shares may be exchanged for by 53,000 shares. On September 30, 1999 Norbakco Ltd. was amalgamated with Tasty Selections Inc.

         ACQUISITION OF TASTY SELECTIONS INC. On April 15, 1999, the Company purchased through IMSI all of the issued and outstanding shares of Tasty Selections Inc., a manufacturer of muffin and cookie batters ("Tasty Selections"). IMSI acquired Tasty Selections for cash consideration of $1,000,000, 442,750 Class X shares of IMSI and an equal number of Class N shares. On September 30, 1999 Tasty Selections Inc. was amalgamated with Norbakco Ltd. Contemporaneous with the purchase of the shares of Tasty Selections, IMSI, Tasty Selections and the Company entered into a non-competition and confidentiality agreement with Allan Greenspoon ("Greenspoon"), the president of Tasty Selections, to ensure that the goodwill of Tasty Selections is not impaired by the actions of Greenspoon. In consideration of the covenants of Greenspoon, the Company and IMSI agreed to issue to Greenspoon a number of shares of common stock of the Company determined, at the option of Greenspoon, as an amount that is either,

         (i) 4 times the EBITDA for IMSI's Canadian bakery operations for the year ended December 31, 2001 less $2,160,000, or

         (ii) 3 times the EBITDA for IMSI's Canadian bakery operations for the year ended December 31, 2002 less $2,160,000,

in each case divided by the weighted average closing price for the shares of common stock of the Company for the twenty (20) trading days prior to the last day for which the foregoing amount is selected on the OTC Bulletin Board, or exchange upon which the shares of the common stock of the Company are traded.

     In the event of the termination of the employment of Greenspoon for other than death, permanent disability or cause, the same consideration as set forth above shall continue to apply. In the event of termination of his employment for death, permanent disability or cause prior to December 31, 2001, then the number of shares shall be the number obtained by using the following formula:
(4 times the EBITDA for the twelve month period preceding the date of termination minus $2,160,000) divided by the weighted average closing price for the shares of common stock of the Company for the twenty (20) trading days prior to the last day of the twelve month period. The term "EBITDA" means earnings before interest, income taxes, depreciation and amortization, as calculated in accordance with Canadian generally accepted accounting principles.

         ACQUISITION OF 1005549 ONTARIO LIMITED. On May 10, 1999, the Company, through IMSI, purchased all of the issued and outstanding shares of 1005549 Ontario Limited ("1005549"), the parent company of the wholly owned subsidiary D.C. Foods Processing Inc. ("D.C. Foods"), a manufacturer of value-added breaded and battered meat and dairy products, for a purchase price equal to the sum of the following components:

         (a)      $6,345,000;

         (b) an amount equal to the Adjusted EBITDA of 1005549 (as defined in the share purchase agreement) on a consolidated basis for the period December 7, 1998 to December 31, 1999, but not less than zero; and

         (c) an amount equal to four times the Adjusted EBITDA of 1005549 on a consolidated basis for the one year period ending March 31, 2002 or December 31, 2002 (such period to be selected by the selling shareholders), minus (i) $6,000,000, and minus
                  (ii) the amount paid under component (b) above.

         Component (a) of the purchase price paid by IMSI to the selling shareholders of 1005549 was satisfied as follows: (i) $4,000,000 in cash; (ii) $500,000 through the issue to the selling shareholders of 190,476 Class X shares of IMSI and an equal number Class N shares, and (iii) $1,845,000 by the issue of 702,857 Class X shares of IMSI and an equal number of Class N shares. Component
(b) of the purchase price was satisfied by the issue of 250,000 Class E Series 1 shares and 250,000 Class E Series 2 shares. Component (c) of the purchase price was satisfied by the issue of 250,000 Class E Series 3 shares, and 250,000 Class E Series 4 shares. The Class E shares were issued by IMSI on May 10, 1999 and are exchangeable for shares of common stock of the Company based upon the Adjusted EBITDA of 1005549.

         On December 31, 1999 1005549 Ontario Limited was amalgamated with D.C. Foods.

         ACQUISITION OF THE ULTIMATE COOKIE CO. INC. On October 18, 1999, the Company, through IMSI, purchased all of the issued and outstanding shares of The Ultimate Cookie Co. Inc. ("Ultimate"), a Montreal-based bakery for consideration of cash and stock for a purchase price equal to the sum of the following components:

         (a) an amount equal to 4 times the Adjusted EBITDA of Ultimate for the one year period ending April 30, 2000 (the "April Amount"); and

         (b) an amount being the greater of (i) 25% of the Year 2002 Amount (as defined in the share purchase agreement) minus the April Amount, and (ii) zero, and

         (c) the actual amount of any approved Scientific Research Tax Credits for the period ended April 30, 2000.

         Component (a) of the purchase price paid by IMSI to the selling shareholders of Ultimate was satisfied as follows: (i) $175,000 in cash; and
(ii) by the issue of 250,000 Class E Series 5 shares. The (b) and (c) components of the purchase price were satisfied by the issuance of 250,000 Class E Series 6 shares. The Class E shares were issued by IMSI to the selling shareholders of Ultimate on October 18, 1999 which are exchangeable for shares of common stock of the Company.

         ACQUISITION OF HUXTABLE'S FOODS, L.L.C. On November 12, 1999, the Company, through its recently created wholly-owned subsidiary Huxtable's Kitchens Inc. ("Huxtable's Kitchens"), purchased substantially all of the operating assets of Huxtable's Foods, L.L.C., a Delaware limited liability company ("Huxtable's") located in Vernon, California, including the brand "Huxtable's Kitchen". Huxtable's is a provider of a wide range of fresh and frozen entrees in the Southern California market. The purchase price paid for such assets is equal to the sum of the following components:

         (a)      US$3,080,000, plus

         (b)      the earnout payments as  determined as follows:

                  (i) an amount not to exceed 4 times the year 1999 Adjusted EBITDA for the period commencing on November 1, 1999 to and including December 31, 1999 (the "Stub Payment"), the multiple to be determined by Huxtable's (the "Stub Payment"); and

                  (ii) an amount equal to one (1) times the year 2000 Adjusted EBITDA (the "First Year Payment").

                           Huxtable's has the right to elect to have the final payment based upon the year 2001 Adjusted EBITDA or the year 2002 Adjusted EBITDA. If Huxtable's elects to have the final payment based upon the year 2002 Adjusted EBITDA, then Huxtable's shall receive a payment based upon the year 2001 Adjusted EBITDA as follows:

                  (iii) an amount equal to one times the year 2001 Adjusted EBITDA (the "Second Year Payment").

                           In the event that Huxtable's elects to have the final payment based upon the year 2001 Adjusted EBITDA, then Huxtable's shall not receive the Second Year Payment but will instead receive the following:

                  (iv)     an amount equal to

                           (1)      5 times the year 2001 Adjusted EBITDA; less

                           (2) the Stub Payment to the extent that such deduction would not reduce the year 2001 Final Payment determined in (iv)(1) above, below US$7,500,000; less

                           (3)      the First Year Payment.

                           Such amount may be reduced below US$7,500,000 by deduction of the First Year Payment.

                           In the event that Huxtable's elects to have the final payment based upon the year 2002 Adjusted EBITDA, then Huxtable's shall not receive the payment in (iv) above but shall receive instead

                  (v)      an amount equal to:

                           (1)      5 times the year 2002 Adjusted EBITDA; less

                           (2) the Stub Payment to the extent that the such deduction would not reduce the amount determined in (v)(1) above, below US$7,500,000; less

                           (3)      (A) the First Year Payment plus (B) the
                                     Second Year Payment.

                           Such amount may be reduced below US $7,500,000 by deduction of the First Year Payment and the Second Year Payment.

In the event that the aggregate amount paid to Huxtable's under clauses
(i) through (v) above is not equal to or greater than 80% of the Gross Margin (as defined in the asset purchase agreement) in the final payment year, plus 2 times the Adjusted EBITDA for the Final Payment Year, then Huxtable's Kitchens shall pay to Huxtable's an additional amount equal to the difference.

         The term "Adjusted EBITDA" means the consolidated earnings before interest, income taxes, depreciation, amortization, and scientific research tax credits for Huxtable's Kitchens Inc., as calculated, in accordance with GAAP consistently applied and past practice and based upon financial information taken from audited financial statements of Huxtable's Kitchens. For the purpose of the Adjusted EBITDA calculations, certain items relating to the acquisition of Huxtable's shall be excluded.

         Component (a) of the purchase price paid by IMSI to Huxtable's was satisfied (i) by a cash payment paid to Huxtable's of US$2,880,000, and (ii) by a cash payment of US$200,000 paid into escrow pending the adjustment of certain expenses of Huxtable's during the period November 1, 1999 to November 12, 1999 and to provide for the payment of one-half of the California sales taxes exigible upon purchase of the assets, and the balance of the said amount shall be paid to Huxtable's.

         Component (b) of the purchase price will be paid in either cash or shares of the common stock of the Company based upon the terms and conditions of the asset purchase agreement.

         We continue to pursue the strategy of expanding the Company's business through acquisitions, and in furtherance thereof explore other possible acquisitions in fields related to our principal operating companies. Although no assurance can be given as to whether or when any acquisitions or dispositions will be consummated, if an agreement with respect to any acquisitions were to be reached, we might finance such acquisitions by the issuance of additional debt or equity securities. The additional debt from any acquisitions, if consummated, would increase our debt-to-equity ratio and the issuance of additional or equity securities might, at least in the near term, have a dilutive effect on earnings per share.

         INTERNALLY ESTABLISHED DIVISION. In October 1998, the Company established its Seafood Selections division as a division of Prime Foods. The division's mandate was to develop and sell seafood based products consistent with the Company's overall product and brand strategy. The division has, since it was established, developed a line of seafood based pastas and hors d'oeuvres. The division had its first sales in March 1999. After the division was established, Prime Foods entered into consulting agreements with the two managers of the division which included a right of first refusal in the case the Company decided to sell the division as well as certain profit sharing and/or royalty arrangements.

BUSINESS

         The Company primary business is to develop, market and produce a series of specialty food products for sale to large retail food chains and specialty food chains. Our product lines target consumers who desire restaurant quality meals that can be conveniently prepared for home consumption, the basis for Home Meal Replacement ("HMR"). The National Restaurant Association estimates that by the year 2005, the average consumer will allocate greater than 50% of his/her food budget towards prepared meals purchased outside the home.

         The HMR market has developed to address the competing pressures to provide well balanced home cooked meals and the time pressures of the evolving dual income family. HMR products have evolved from frozen TV dinners in the 1970's and 1980's to frozen microwaveable dishes and freshly prepared meals that are "ready to heat and eat" in the 1990's.

         PRINCIPLE PRODUCTS AND SERVICES. The products we offer include restaurant quality meals and meal components as well as food service related products. Many of our products are the types of meals found on restaurant menus. The Company identifies food service and restaurant eating trends and develops these foods into a retail format. The products are sold in supermarkets as fresh and frozen entrees. The frozen products have a shelf life of six to eight months and the fresh products have a shelf life of approximately 21 days. The frozen meals are displayed in freezers located in the HMR areas of supermarkets. The fresh meals are available in open self-serve refrigeration units in the delicatessen section of supermarkets as both self-serve items and through over the counter deli hot plate programs.

         Management believes that the market for HMR products is rapidly expanding. Historically, consumers have purchased for some time "ready to heat and eat" food items. Our marketing strategy is to enhance the presentation, taste and packaging of component items that comprise an HMR. In addition, these meal components can be mixed and matched by consumers to create an international or ethnic line of restaurant quality complete meals. A complete meal provides all of the necessary starch, vegetable and center-of-the-plate items in one package. The Company then cross merchandises these products with its other products, including hors d'oeuvres and specialty desserts.

         PRODUCT DEVELOPMENT STRATEGY. Our products are developed in response to consumer demands and according to our own nutrition and preparation specifications. Often, retail clients will request that we manufacture products tailored to certain specifications demanded by the consumer. For example, we work with retailers' design teams to create lines of food products to be sold under our label or the retailers' labels. Otherwise, our meals are manufactured and sold directly to retailers and organizations selling directly to retailers.

         Our complete meal products are developed in component parts that, when packaged together, form a complete "meal solution." A meal solution program is developed for each retailer client. We sell approximately one-half of our products under the retailers' private labels through a sub-branding approach or under alliances with owners of other known brands. This is known as co-branding. We believe that selling our products under private labels or known brands, which are more recognizable by consumers, will create brand awareness of our products since our name appears on the label of the known brand. It has become generally accepted that supermarkets, specialty gourmet stores and big boxed meat stores sell complete meals and meal components. To date, we have manufactured our products under major private labels belonging to supermarkets, club stores, big boxed meat stores, convenience store chains and non-traditional food retailers.

         We offer three primary branding programs to retailers depending on the size, strategic direction, and needs of the retailer:

- "Retailer branding": The retailer owns the brand and we provide co-packing services;

- "Co-Branding": We use the retailer name/brands or locally recognizable brands in conjunction with our own brand/label;

- "Control Branding": We provide complete meal solution programs under our Company brand to small retailers who do not have the expertise or market share to own their own brand.

         We may also sell directly to the retailer under its own label(s) in accordance with the retailer's needs without reference to a branding program.

         Our long-term product development objective is to respond to popular culinary trends. Our meals are developed under various local and international theme canopies and are derived from restaurant menus. We currently focus on the following food service theme canopies:

         -        Grill/American Grille
         -        Trattoria
         -        Mediterranean Taverna
         -        Bistro/New American Bistro
         -        Southwestern Cantina
         -        Asian Cafe

         PRODUCT MARKETING STRATEGY. We market a variety of brands of meals and meal components through IMSI's wholly owned subsidiaries. These brands include:
(i) "Royal Selection", a line of frozen meal entrees; (ii) "International Selection", a line of frozen meal entrees; (iii) the "Pasta Kitchen" label; (iv) "Thornhill Bakery", "Meli's Bakery", and "Margies Sweets", a line of fresh and frozen desserts; (v) "Jonathon T's" and "TGF" frozen hors d'oeuvres; (vi) "Huxtable's Kitchen", a line of fresh and frozen entrees and complete meals; and
(vii) "The Ultimate Cookie", a line of frozen cookie dough.

         In addition to the brands referred to above, we are marketing internationally labeled food categories known as the "Selections" line. Our strategy is to generate a series of international and ethnic-based meal solutions that will be sold by retail clients directly or under a branding program as described above. Our primary Company brand of complete meals is "International Selections". We also re-brand products acquired on acquisitions of new divisions or change or merge acquired brands to add the "Selections" name, such as "Seafood Selections" or "Fresh Selections", etc. As a result, we anticipate that these retailers will be able to choose various menu components which parallel restaurant menus.

         We utilize our own direct sales force in our target markets to our target customers, supermarkets, specialty gourmet stores and club stores. Our sales representatives convey to new and existing customers our belief that we offer competitively priced, nutritious, restaurant quality meals because we control product development and production in our wholly-owned facilities. Through the efforts of our sales representatives, we seek to maintain a broad base of customers in order to minimize the possibility of one major customer dictating non-competitive terms to the Company. In certain cases, the Company, through its subsidiaries, may utilize brokers to provide selling and merchandising services.

         Our long-term marketing objective is to reach retail consumers in several areas of the supermarkets and stores that carry our products, particularly in the delicatessen and frozen food sections.

         AMOUNT SPENT ON RESEARCH AND DEVELOPMENT. The amount spent on product research and development for the year ended December 31, 1999 and the period ended December 31, 1998 was $655,000, and $425,000 respectively. Although research and development is not directly borne by the customer, it is a factor in the determination of the pricing of our products.

         PRODUCT DISTRIBUTION STRATEGY. We distribute our products in various ways to our customers. Our products are distributed directly to major retailers as either private label or co-branded products through both our own delivery vehicles or third party vehicles. The products are also distributed directly to major club stores under our own label. We distribute our products indirectly to major club stores and retailers under co-packing agreements or to various distributors under our own label. With the addition of Tasty Selections and D.C. Foods, our reliance on any one of our distribution methods has been significantly reduced.

         DEPENDENCE ON MAJOR CUSTOMERS:. The Company does not currently have any customers comprising 10% of sales based on recorded sales for the year ended December 31, 1999.

         SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL
SUPPLIERS. The raw materials required to manufacture our meals are commodities such as meat, seafood, vegetables, flour, cheese and sugar which are readily available in the marketplace. We have no major principal suppliers. Furthermore, we believe that the markets for these commodities are stable and no change in their supply is imminent.

         COMPETITION. The specialty food industry is highly competitive. Our products compete with traditional supermarket HMRs (frozen dinners, gourmet deli counters, etc.) and with food service operators including restaurants, fast food outlets and large food processors. Many of our competitors have far greater financial, operational and marketing resources than we do. Furthermore, the specialty food industry is characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product life cycles. As a result, competitors may be developing products which may be similar or superior to our products. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable.

         Our products compete primarily in the fresh and frozen specialty food industry. The principal competitive factors include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. Management believes that few of our competitors in the specialty food industry manufacture the wide range of entrees or bundled meal components in the unique restaurant style theme canopies that we offer. We penetrate this market and expand our market share by producing unique culinary entrees, bundled meals and meal kits at competitive prices. We believe that our flexibility and innovation in developing and implementing new methods of marketing and distributing our product will permit us to compete effectively with our competitors. In addition, when we acquire new businesses, we leverage off of existing brands and brand equity and co-brand these brands with the "Selections" name to build national brand presence. Our larger competitors typically develop a national strategy which requires significantly more planning and coordination across diverse geographic/cultural regions. We can quickly develop regionally specific strategies as we minimize the necessity for larger cross-geographic/cultural considerations and specifically address the taste, price and buying habits of these smaller regions.

         Our direct competitors include Stouffers, Kraft Foods and Maple Leaf Foods. Several of these well-known brands have recently introduced lines of component meals. However, we believe we will remain competitive in this industry because of the depth and breadth of our product lines, our ability to develop customer driven programs and our ability to adapt to rapidly changing culinary trends.

         We also believe that ownership of our manufacturing facilities provides us with an advantage over many of our competitors. Many private label marketers and food brokers provide primarily co-packed entrees to their customers and do not own manufacturing facilities. Management believes that ownership of manufacturing facilities allows us to maintain high quality control while maintaining affordable product prices, and to respond quickly to the changing needs of our customers. Our component approach to meal assembly allows us to develop and introduce new products in as little as four to six months because we can combine meal components developed through our research to meet our customer's needs.

         The Company may have difficulty competing with large brand name manufacturers for retail shelf space. Retailers, particularly supermarkets, command high prices to display products on strategically located shelves. However, we have obtained and secured strategically located shelves at a lower cost by sub-branding our products under private labels belonging to retailers. In addition, by acquiring existing brands through the acquisition of businesses, the Company can leverage off of the acquired businesses' existing relationships with retailers to add new or redesigned products and avoid slotting fees that it might otherwise have to pay if it were to introduce the same products without such relationships.

         Management believes that the Company's capability to offer products that are fresh, nutritious, economical and aesthetically appealing to the consumer makes the Company a viable competitor in the HMR industry. Our products will be differentiated from those of our competitors on the basis of taste, appearance and quality at competitive price points.

PATENTS AND TRADEMARKS

         The Company owns registered trademarks and service marks under the names "Poppa Jimis(R)", "Poppa Jimis Deli & Design(R)", "Royal Selections & Design(R)", "Pasta Kitchen(R)", "Transcontinental Gourmet Foods Inc.(R)", "Jonathan T(R)", "Huxtable's Kitchen(R)" "The Ultimate Cookie(R)", and "International Selections"(TM). We will apply for United States and International patents, trademarks and copyrights in connection with certain products when deemed appropriate. In addition, we use several other trade names for our products and services, many of which we believe are common law trademarks. We will review additional trade names for which we will seek formal trademark registration at a later date. We also keep confidential various recipes, formulation specifications and production specifications. Management is not aware that the Company is infringing any patents or trademarks of third parties.

         All trademarks or service marks appearing herein that do not relate to our products are the property of their respective holders.

GOVERNMENTAL REGULATION

         The production, distribution and sale of our products are subject to various federal, state and local laws promulgated in the United States and Canada.

         The Food Safety and Inspection Service (FSIS) in the United States requires that all federally inspected meat and poultry plants producing in the US or importing into the United States adopt Hazard Analysis and Critical Control Points (HACCP) systems to ensure that they have in place science-based process controls to prevent and reduce the significant food safety hazards that may arise in their particular processes and products.

         The HACCP approach is a system of process controls that is widely recognized by scientific authorities and international organizations and is used extensively in the food industry to produce products in compliance with health and safety requirements. Under HACCP, plants identify critical control points during their processes where hazards such as microbial contamination can occur, establish controls to prevent or reduce those hazards, and maintain records documenting that the controls are working as intended. Implementation of the HACCP certification is mandatory for all Federally registered establishments in Canada exporting to the United States. The deadline for being HACCP certified or in the process of being so certified is January 25, 2000. The Company was in the process of being certified by such deadline.

         The Company's Prime Foods and Huxtable's Kitchens divisions are currently HACCP certified, while DC Foods is currently in the process of being certified.

         (a) United States: We are subject to regulation by federal, state and local governmental laws in the United States. These include: the Environmental Protection Act; the Occupational Safety and Health Act; the Federal Food, Drug and Cosmetic Act; United States Department of Agriculture and state and local building codes. Our operations are subject to a variety of other federal, state and local laws such as labor, insurance, transportation and wage regulations. Compliance with all such regulations may be time-consuming and expensive. To the best of management's knowledge, we comply with state and federal laws necessary to distribute food products in the United States.

         (b) Canada: We are subject to regulation by federal, provincial and local governmental laws in Canada. These include: Canada Agricultural Products Act, Consumer Packaging and Labelling Act, Fish Inspection Act, and the Food and Drug Act. In addition, the Company is subject to other federal, provincial and local labor, transport and environmental regulations.

         The Canadian Federal Government must approve all processed food and food processing facilities. All plants processing meat, poultry, fish and seafood are regulated and monitored by government inspectors. Plants producing meat and poultry items must be a federally registered establishment having there own inspection legend. Seafood inspection is covered under the Quality Management Program (QMP) which is an enhanced inspection program which requires registered fish processing plants to develop and implement an in-plant quality management program. The program provides added assurance that fish products produced in Canada comply with regulatory requirements. The program enables the fish processing industry to monitor its own compliance with regulations and to identify and quickly deal with processing problems or issues. Meat, poultry and seafood inspectors visit as often as daily to monitor systems, ingredients, processes and production. All inspections are the responsibility of the Canadian Food Inspection Agency ("CFIA"). All of the inspectors have the authority to close down a production facility if the plant does not meet established manufacturing requirements.

         Government regulation requires that correct ingredients and nutritional information be clearly stated on the package for retail fresh or frozen food. An accredited laboratory using calibrated analyzing equipment must also do nutritional analysis. CFIA may, at any time, independently monitor and test ingredients to ensure that all values listed on the packages are accurate and correct.

         We are also subject to laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid wastes. We cannot predict with any certainty our future capital expenditure requirements for environmental compliance because of constantly changing standards and technology. In addition, we may incur liabilities in the future to regulatory agencies or private individuals for alleged environmental damage associated with waste disposal or waste material handling practices in the operation of our business. Management believes that its current environmental insurance coverage is adequate.

          We cannot predict the impact of possible changes that may be required in response to future legislation, rules or inquiries made from time to time by governmental agencies. Government regulations may, in certain circumstances, affect our ability, as well as others in the industry, to develop and market new products. However, we do not presently believe that existing applicable legislative and administrative rules and regulations will have a significant impact on operations.

EMPLOYEES AND LABOR CONTRACTS

         As at March 31, 2000 we had a total of approximately 475 employees, all of whom work full-time.

         Tasty Selections has a collective bargaining agreement with the Confectionery and Tobacco Workers' International Union, Local 264. We believe that our relationship with the union and our employees is good. Tasty Selections currently has 6 unionized employees.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's headquarters are located at 350 Creditstone Rd., Unit 202, Concord, Ontario. The Company believes that the approximately 4,000 square feet space is in good condition. The Company has entered into a three year lease which commenced on March 1, 1999 and which terminates on February 28, 2002, at a gross rental rate for the initial year of $4,100 per month with increases for subsequent years during the term based on the increased costs of utilities, maintenance and taxes.

         Prime Foods: Prime Foods' 15,000 square foot frozen food facility is situated on a 1 acre lot located at 620 Colby Drive, Waterloo, Ontario. Prime Foods owns the property. The building is a stand alone structure of brick and concrete with a large paved parking lot on one side of the building and a smaller paved parking lot in the front of the building. Management believes that the building is in good repair. In December of 1997, Prime Foods began to operate this frozen food facility to produce frozen entrees, bundled meals and stir fry kits for the HMR Market in the United States and Canada. The production facility is equipped with mixers, filling and wrapping units, cooking ovens, cutting units, conveyer system and a new individually quick frozen cryogenic freezing line. Management believes that the equipment is maintained in good working order. Prime Foods Processing Facility: On February 4, 1999, we announced the expansion of the Prime Foods processing facility, however, in view of the recent addition of D.C. Foods, we have temporarily suspended expansion of the Prime Foods facility so that management can evaluate how to make the best use of all our facilities.

         Pasta Kitchen: Pasta Kitchen's fresh commissary style kitchen is a 10,000 square foot facility located at 26 Milford Avenue, Toronto, Ontario. The monthly rental payment is $3,060. Management believes that the building is in good condition. This lease expires in May 2000. The Company recently leased 25,000 additional square feet at 350 Creditstone facility to establish its new production facility, the monthly lease payment is $9,395, the lease expires February, 2005.

          Transcontinental: In September 1999 Transcontinental expanded its operations into the facilities vacated by Tasty Selections. Transcontinental currently operates out of its 39,000 square foot facility located at 610 Oster Lane, Concord, Ontario. The monthly rental payment is $23,600. Management believes that the building is in good condition. The lease expires in December 2002.

         Tasty Selections/Norbakco: In September 1999, Tasty Selections moved its operations into the former Norbakco's 34,000 square foot facility located at 350 Creditstone, Unit D Concord, Ontario and acquired an additional 9,100 square feet for a total of 42,100 square feet. The monthly rental payment is $17,500. Management believes that the building is in good condition. The lease expires in February 2005.

         D.C. Foods: D.C. Foods' 25,500 square foot facility is located at 35 Northland Road, Waterloo, Ontario. The facility contains approximately 20,500 square feet of production space and 5,000 square feet of office space. The building is owned by 1005549 Ontario Limited. The building is equipped with three dock loading doors and two drive-in doors. Management believes that the building is in good condition.

         Huxtable's Kitchen: Huxtable's Kitchen's 54,000 square foot facility is located at 2100 E 49th Street, Vernon, California. The facility contains approximately 50,000 square feet of production space and 4,000 square feet of office space. The monthly rental payment is US$30,100. Management believes that the building is in good condition. The lease expires on October 31, 2004.



ITEM 3.  LEGAL PROCEEDINGS

     Each of the Company and its wholly owned subsidiaries experiences routine litigation in the normal conduct of its business. Neither the Company nor its subsidiaries believes that any such pending litigation, will have, individually or in the aggregate, a material adverse effect on their business or financial condition, except possibly as follows:

Prime Foods is a defendant in an action for breach of contract brought against Prime Foods. The amount of the claim is approximately $200,000, and the likelihood of loss, if any is not currently estimable.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




                                     PART II



ITEM 5.  MARKET PRICE OF COMMON EQUITY AND RELATED SHAREHOLDER MATTER

         Since July 20, 1998, the common stock of the Company has been traded under the symbol "MENU" on the system of the National Association of Securities Dealers, Inc. known as the OTC Bulletin Board (the "Bulletin Board"). Prior to the amalgamation of IMSI with and into the Company, our common stock was traded under the symbol "ANMH."

         To the best of our knowledge, there are presently five market-makers for our common stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market being made in the stock depends on the existence of market-makers as well as the presence of willing buyers and sellers. There can be no assurance that these market-makers will continue to make a market for our common stock.

         The principal market for our common stock is the Bulletin Board. The range of high and low bids to purchase our common stock on the Bulletin Board for the last six quarters are as follows:

Quarter                               Low Bid - US$                       High Bid - US$
-------                               -------------                       --------------
1998 (3rd Quarter)                    $  11/16                            $1 1/3
1998 (4th Quarter)                    $  7/8                              $1 5/8
1999 (1st Quarter)                    $1 3/16                             $2 21/64
1999 (2nd Quarter)                    $1 51/64                            $3 5/16
1999 (3rd Quarter)                    $2 3/4                              $4
1999 (4th Quarter)                    $2 3/16                             $3 17/64

         The closing price of the Common Stock on the Bulletin Board was US$2 1/8 on March 1, 2000. The total number of issued and outstanding shares of common stock of the Company that can be traded on the Bulletin Board was 3,997,538 at March 1, 2000. There were approximately 102 record holders of the Company's common stock.

         The Company has never paid cash dividends on its stock and does not intend to do so for the foreseeable future. We currently intend to retain our earnings for the operation and expansion of our business. Our continued need to retain earnings for operations and expansion is likely to limit our ability to pay dividends in the future.


RECENT SALES OF UNREGISTERED SECURITIES OF THE COMPANY

         On December 31, 1999, certain option holders exercised options covering 227,698 shares of common stock of the Company at a per share exercise price of US$1.00 (CDN$1.44), resulting in US$227,698 (CDN$327,885) in proceeds to the Company. These securities were issued in an offshore transaction in reliance on Regulation S under the Securities Act.

         During the year ended December 31, 1999, certain shareholders exchanged a total of 1,478,750 Class X shares of IMSI (and 1,478,750 Class N shares of the Company) for the same number of shares of common stock of the Company. Other than the surrender of such shares, there was no consideration accruing to the Company for this share exchange.


         On October 22, 1999, certain option holders exercised options covering 172,302 shares of common stock of the Company at a per share exercise price of US$1.00 (CDN$1.46), resulting in US$172,302 (CDN $251,560) in proceeds to the Company. These securities were issued in an offshore transaction in reliance on Regulation S under the Securities Act.

         On October 22, 1999, Southbridge Equities Inc., a corporation organized under the laws of the Province of Ontario, Canada ("Southbridge Equities"), subscribed for 1,555,556 special warrants ("Special Warrants") of International Menu Solutions, Inc., a corporation organized under the laws of the Province of Ontario, Canada and a subsidiary of the Company ("IMSI"), for an aggregate consideration of approximately US$5 million. Each Special Warrant entitles Southbridge Equities, upon exercise thereof without any further consideration, to receive one Class X Exchangeable Share (an "Exchangeable Share") of IMSI. Such Special Warrants are immediately exercisable and any Special Warrant not exercised by October 22, 2000 (or earlier under certain circumstances) will be deemed to have been exercised as of such date. The Special Warrants are subject to customary anti-dilution adjustment provisions. In addition, each Special Warrant will be exercisable for (i) 1.1 Exchangeable Shares in the event that IMSI does not receive a receipt for a (final) prospectus issued by the Ontario Securities Commission by August 5, 2000, and
(ii) 1.2 Exchangeable Shares in the event that IMSI is not able to obtain additional financing of least US$7 million by March 30, 2000 or certain trading volume and price targets for the Company's common stock are no met. Also, in the event that IMSI is not able to obtain such additional financing by March 30, 2000, the Special Warrants will be deemed to be amended to change all references to Exchangeable Shares to refer to the common stock of the Company. The conditions in part (ii) were not achieved and accordingly the 1,555,556 special warrants may now be exercised for 1,866,667.2 shares of common stock of the Company. These securities were sold in an offshore transaction in reliance on Regulation S under the Securities Act. In connection with such subscription, the Company and its subsidiary entered into additional agreements with Southbridge Equities which, among other thing, address registration rights. The proceeds were used to fund previously announced acquisitions and expansion plans. Southbridge Inc. is a subsidiary of Southbridge Equities. Prior to this transaction, Southbridge, Inc. beneficially owned 1,523,810 shares of common stock of the Company. At December 1, 1999, Southbridge Equities. and Southbridge Inc. transferred their ownership in the Company and IMSI into a limited partnership called Southbridge Investment Partnership No. 1, which now owns the shares and Special Warrants.



         In August, 1999 the Company sold 200,000 shares of common stock of the Company at a price of US$3.00 (CDN$4.50) per share for total consideration of the sale were US$558,000 ($CDN834,000) net of commissions an offering costs. These securities were issued in an offshore transaction in reliance on Regulation S of the Securities Act.

         In May 1999, the Company issued a number of shares of common shares of the Company upon the exchange of warrants pursuant to a november 1998 private placement of units pursuant to Regulation S of the Securities Act consisting of one share of common stock of the Company and 1/2 a warrant. Each full warrant and $US1.40 was exchangable into one share of common stock of the Company. The Company received 998,650 full warrants and $US1,384,110 (CDN$2,097,165) and in consideration ofthe full warrants and such sum, the Company issued 998,650 shares of common stock of the Company.

         On April 16, 1999 Southbridge Inc. (the company subsequently transferred these shares to a related entity -- Southbridge Investment Partnership No. 1) subscribed for 1,523,810 shares of common stock of the Company at a subscription price of $2.625 per common share, pursuant to Regulation S of the Securities Act. As part of the subscription the Company granted to Southbridge 400,000 warrants which entitled Southbridge to purchase up to 200,000 shares of common stock of the Company at the price of $2.25 per share of common stock during the period to April 16, 2001 and 200,000 shares of common stock at the price of $2.625 per common share during the period to April 16, 2001.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL

         For accounting purposes, the following information reflects the result of operations of the Company as the surviving corporation pursuant to the reverse acquisition described in Note 2 of the Company's audited consolidated financial statements (see page F-7).

         The Company has restated the 1998 balance sheet and statement of operations related to treatment of exchangeable shares issued in the acquisition of Transcontinental. The effect on net loss and the accumulated deficit was $6.00. See Note 2b to the Company's financial statements.

         Where the Company references EBITDA, EBITDA is defined as Earnings Before Interest, Taxes, Depreciation, Amortization and Interest. From a management prospective, EBITDA is the primary measure upon which resources are allocated to operations within the corporate group, and the basis upon which acquisitions are valued and the ultimate purchase prices of certain acquisitions. EBITDA is a non-GAAP measure of profitability and therefore is not presented in the Company's external financial statements.



RESULT OF OPERATIONS

YEAR  ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUE. Revenue for the year ended December 31, 1999 increased $41,944,000 or 688% to $48,040,000 from $6,096,000 during the same period in
1998. The growth in revenue can be attributed to the acquisitions made in late 1998 (Pasta Kitchens, Transcontinental, and Norbakco), those completed in April and May 1999 (Tasty Selections and DC Foods) and those completed in October and November 1999 (Ultimate Cookie and Huxtable's). In addition, the Company's Seafood Selections division, established in late 1998, had its first sales in March 1999. The Company's revenues are significantly skewed to fourth quarter. Sales in the fourth quarter accounted for approximately 54% of the Company's sales. Fourth quarter revenues were approximately $28,200,000 bolstered by the strong sales in Transcontinental and Huxtable's in meeting the year 2000 celebration demands for hors d'oeuvres and holiday meals.

         COST OF GOODS SOLD/GROSS MARGIN. Cost of goods sold for the year ended December 31, 1999 increased to $38,749,000 up $34,019,000 or 719% from
$4,730,000 for the same period last year. As a percentage of revenue, cost of goods sold represented 80.7% of revenue for 1999 compared to 77.5%, for the same period in 1998. The change in absolute dollars is attributed to previously mentioned acquisitions and establishment of the Seafood Selections division. The increased cost as a percentage of revenue can be attributed to the following:

- a more diverse group of products and product mix. In 1998, the cost of sales were heavily skewed by the inclusion of Transcontinental for the month of December which accounted for $2,319,000 (38%) in sales for the year at a significantly higher margin than the other divisions comprising the business at the end of 1998;
- an increase in depreciation expense as the Company engaged in an aggressive capital expansion program in certain divisions to increase efficiencies and capacities;
- some product costs inefficiencies in certain divisions (primarily Tasty Selections) during the capital expansion period, including higher labour and raw material costs;
- higher than expected outside storage and transportation costs incurred during the year to store and transfer inventory in both the anticipation of sales related to the Company's penetration of the US marketplace, and the aggressive build-up of inventory in the Transcontinental division to meet sales demands for the millennium celebrations; and
- the inclusion of DC Foods during 1999 impacts the cost of goods sold, as DC Foods is an effective high volume/low margin producer of value added protein products.

Overall, on a direct contribution to gross margin (i.e. sales less direct labour, raw materials, packaging and delivery) the Company's actual results were as budgeted, at approximately 27% with divisions experiencing margins in the range of 18% (DC Foods) to 40% (Transcontinental).

         SELLING EXPENSES. Selling expenses increased $3,070,000 to $3,680,000 (7.6% of revenue) for the year ended December 31, 1999 compared to $610,000 (10.0% of revenue) for the same period in 1998. The increase in absolute dollars is primarily attributable to 1998 and 1999 acquisitions. In 1999, the Company's selling expenses increased beyond those of the combined costs of the existing and acquired manufacturing divisions as a result of the corporate involvement in the promotion of each division's products and the Company's Selections line, the introduction of its new products to the market, and the establishment of a western corporate sales office in Calgary, Alberta.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $230,000 to 655,000 (1.4% of revenue) for the year ended December 31, 1999 compared to $425,000 (7.0% of revenue) for the same period in 1998. The increase is primarily due to continued product development efforts in the 1999 period associated with new meal components and meal kits being developed in conjunction with new retail customers/products for launch in the fourth quarter, including the Company's new Salmon Wellington product.

         ADMINISTRATIVE EXPENSES. Administrative expenses increased $5,099,000 to $5,844,000 (12.2% of revenue) for the year ended December 31, 1999. The increase in absolute dollars is due to the acquisitions that were completed during 1998 and 1999. In addition, the Company has continued to incur increased costs at the corporate level associated with building management infrastructure and information systems, corporate governance and reporting obligations, seeking out strategic acquisitions and investor relations. During the third quarter the Company established offices in Calgary, and hired personnel in Maryland and California, which contributed to the increased cost as a percent of revenue.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $806,000 (1.7% of revenues) for the year ended December 31, 1999 compared to $67,000 (1.1% of revenue) for the same period in 1998. The growth of $739,000 in the expense for intangibles amortization is a result of increased purchased goodwill and intangibles associated with acquired businesses and the amortization of certain expenditures on packaging and artwork in conjunction with the launch of products with new customers and the branding of existing products in accordance with the Company's strategy for better brand recognition through uniformity in the quality of product presentation.

         LOSS FROM OPERATIONS. The Company's loss from operations increased $1,212,000 to $1,694,000 (3.5% of revenues) for the year ended December 31, 1999 over the same period in 1998. The increase in the loss is primarily due to significant increases in product development efforts and new administrative costs incurred to grow the Company. In addition, certain of the Company's sales initiatives which were expected to result in sales in the second and third quarter of 1999 did not result in sales until late fourth quarter of 1999. The Seafood Division incurred losses during the second and third quarter as it continued its sales efforts aimed at producing sales in the in fourth quarter. Overall, the Company showed positive EBITDA in 1999.


         FINANCING COSTS. Net interest expense increased $771,000 to $844,000 for the year ended December 31, 1999 compared to $73,000 for the same period last year end. The increase is due primarily to the acquisitions, and to interest charges with respect to long-term debt, including the Company's convertible debt and capital lease obligations associated with new capital equipment acquired during 1998 and 1999.


YEAR ENDED DECEMBER 31, 1998 (OR "FISCAL 1998") COMPARED TO THE PERIOD FROM INCORPORATION, SEPTEMBER 26, 1997 TO DECEMBER 31, 1997 (OR "THREE MONTH PERIOD ENDED DECEMBER 31, 1997")

         REVENUE: Revenue increased $5,654,000 or 1,279% to $6,096,000 in fiscal 1998 up from $442,000 for the three-month period ended December 31, 1997. The growth in revenue can be attributed to both the short reporting period for 1997 and to the above mentioned acquisitions that were completed in fiscal 1998.

         COST OF GOODS SOLD/GROSS MARGIN: Cost of goods sold increased to $4,730,000 in fiscal 1998, up $4,365,000 or 1,196% from $365,000 incurred during the three-month period ended December 31, 1997. As a percentage of revenue, cost of goods sold represented 77.6% of revenue for fiscal 1998, compared with 82.6% for the three-month period ended December 1997. The change in absolute dollars is attributed to short reporting period for 1997 and the previously mentioned acquisitions. The change in percentage of revenues is primarily a result of the acquisition of Transcontinental Gourmet Foods, whose gross margins are higher in December of each year due to the demand for hors d'oeuvres and pastries during the holiday season.

         SELLING EXPENSES: Selling expenses increased $597,000 to $610,000 (10.0% of revenue) in fiscal 1998 compared to $13,000 (2.9% of revenue) for the three-month period ended December 31, 1997. The increase is largely attributable to the acquisitions of Transcontinental, Norbakco and Pasta Kitchen who have higher promotional and delivery costs than other subsidiaries of the Company.

         RESEARCH AND DEVELOPMENT: Research and development expenses increased $420,000 to $426,000 (7.0% of revenue) in fiscal 1998 compared to $6,000 (1.4%
of revenue) for the three-month period ended December 31, 1997. The increase is due primarily to product development efforts associated with new meal components and meal kits created in 1998.

         ADMINISTRATIVE EXPENSES: Administrative expenses increased $653,000 to $745,000 (12.2% of revenue) in fiscal 1998 compared to $92,000 (20.8% of revenues) for the three month period ended December 31, 1997. The increase in absolute dollars is due to the short reporting period in 1997 and acquisitions that were completed during 1998. In addition, during 1998 the Company incurred increased costs associated with building management infrastructure, corporate governance and reporting obligations, seeking out strategic acquisitions and investor relations. The decrease in such costs as a percentage of revenues is due primarily to the acquisition of Transcontinental, whose administrative expenses are disproportionately low in December of each year due to high sales volumes in that month. The Company expects that administrative expenses will continue to decline as a percentage of revenue as the results of new acquisitions are included in the Company's financial statements.



         AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $67,000 (1.1% of revenues) for the year ended December 31, 1998 compared to $6,000 (1.4% of revenue) for the period ended December 31, 1997. The growth of $61,000 in the expense for intangibles amortization is a result of increased purchased goodwill and intangibles associated with acquired businesses.

         LOSS FROM OPERATIONS: The Company's loss from operations increased $443,000 to $482,000 (7.9% of revenue) compared to $39,000 (8.8% of revenue) for the three months ended December 31, 1997. The increase in the loss is due primarily to significant increases in expenditures for product development and administrative functions during 1998. Acquisitions that occurred during 1998 contributed $603,000 in operating income during 1998. The Company expects that profitability will improve as new acquisitions are integrated and economies of scale take effect.

         FINANCING COSTS: Interest revenue increased to $25,000 in 1998, an increase of $24,000 compared to the three months ended December 31, 1997. The change is largely attributable to the short reporting period for 1997 and to interest on short-term investments on excess cash available in the Company during the third and fourth quarter of 1998. Interest expense increased $94,000 to $98,000 compared to $4,000 for the three-month period ended December 31, 1997. The increase is due primarily to the short reporting period for 1997 and to interest charges with respect to long-term debt and capital lease obligations associated with companies acquired during 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents increased from $1,865,000 at December 31,1998 to $4,165,000 at December 31, 1999. These funds represent funds required to be maintained by the Company as part of its banking facilities agreement. Bank credit facilities utilized at December 31, 1999 totaled approximately $9,500,000 under the operating facility and $2,200,000 under the revolving term facility. Total credit facilities available at December 31, 1999 were $10,000,000 under the operating facility and $3,500,000 under the revolving term facility. The Company increased its operating facility by $8,470,000 from December 31, 1998 to December 31, 1999. During the year ended December 31, 1999, the Company received approximately $17,000,000 from the issuance of common stock, convertible debt and other securities of IMSI. The funds were used primarily to complete the acquisitions of D.C. Foods and Tasty Selections and Huxtable's as well as perfected previous acquisitions during the year, and to fund investments in working capital and capital equipment.

         Historically, our business cycle involves a significant investment in working capital during the first nine months of 1999 in anticipation of its late third quarter and fourth quarter sales. The Company has also made investments in new capital equipment and leasehold improvements during 1999. The leasehold improvements are financed out of cash flows. During the first three quarters the Company continued to build or maintain high levels of inventories in its Transcontinental Gourmet Food, Prime Foods and Seafood Selections divisions. For each of these divisions, inventories in Transcontinental declined starting in October as retailers begin to purchase product for the fall/winter seasons and hors d'oeuvres for the holiday season. For Prime Foods and Seafood, the inventories continued to be maintained to support sales in 2000. In addition, the Company has continued to incur increased product development costs and costs associated with building management infrastructure and information systems, corporate governance and reporting obligations, seeking out strategic acquisitions, investor relations and obtaining new sources of financing.

         Cash flows from operations were approximately $(7,561,000) for the year ended December 31, 1999. Cash flows from operations for the same period in 1998 were approximately $(505,000). The primary reasons for the decrease in cash flow was the investment in working capital and the loss in 1999.

         On July 22, 1999, IMSI finalized arrangements with respect to the provision of credit facilities by The Bank of Nova Scotia. The financing consists of the following facilities:

(1) an operating line in the maximum authorized amount of $10,000,000. The operating line may be utilized by way of direct advances or bankers' acceptances and bears interest on direct advances ranging from The Bank of Nova Scotia's Prime to Prime plus 1/2%. The operating line is repayable on demand. As security for the operating line, IMSI provided to The Bank of Nova Scotia cash collateral of $4,000,000 as well as the general security referred to below; and

(2) a revolving term facility to purchase equipment in the maximum authorized amount of $3,500,000. The term facility may be utilized by way of term promissory notes with a maximum term of 5 years or equipment leases, each bearing interest at The Bank of Nova Scotia's Prime plus 1 1/4%. As security for the term facility, IMSI is to provide appropriate lease and/or conditional sales contracts and maintain certain insurance coverage on the assets financed. In addition, the general security referred to below is security for the term facility.

         As general security for the credit facilities, IMSI provided a general assignment of all of the assets of IMSI, a general assignment of book debts and life insurance on the life of Michael Steele. Each of the Company, Prime, Transcontinental, Tasty Selections, 1005549 Ontario Limited, Huxtable's and D.C. Foods provided unlimited guarantees of the indebtedness of IMSI to The Bank of Nova Scotia supported by general assignments of all of the assets of such entities. In addition, the Company provided to The Bank of Nova Scotia a postponement and assignment of any amounts owing to it from time to time by IMSI.

         As of December 31, 1999, the Company and its subsidiaries have utilized an aggregate of $9,500,000 of authorized lines of credit totaling $10,000,000. The lines of credit bear interest ranging from Prime to Prime plus 1/2%.

         Business Development Bank of Canada - Mortgage: In November 1997, we received a mortgage from the Business Development Bank of Canada ("BDC") in the amount of $550,000. The mortgage is repayable in monthly installments of $3,200 plus interest. Interest is calculated based on the BDC's floating base rate plus 1%. The mortgage matures on June 23, 2012. The loan is secured by a first charge on the land and building of Prime Foods and a second charge on inventory and accounts receivable of Prime Foods, a guarantee by an officer of the Company, a guarantee by the Company for the full amount of the loan and an assignment of shareholders' loans owed by Prime Foods to IMSI. This mortgage was outstanding as follows:

Date                                                    Amount Outstanding
----                                                    ------------------

December 31, 1999                                       $518,400


         Business Development Bank of Canada - Equipment Loan: In December 1997, we received a loan of $660,000 extended by the BDC. In December of 1998 we received an additional $400,000 from the BDC. The loan is repayable in two principal installments at December and January of each year for a 5-year term. Interest is payable monthly at 1.25% above the BDC's daily floating base rate. The loan is secured by a first charge on all personal property of Transcontinental. This loan was outstanding as follows:

Date                                                    Amount Outstanding
----                                                    ------------------

December 31, 1999                                       $635,000

         Royal Bank of Canada - Mortgage: In September 1996, 1005549 received a mortgage from Royal Bank of Canada ("RBC") with a note for $700,000. The note is repayable in monthly installments of $6,500 and matures at October 2010. Interest is payable monthly at 7.52%. The loan is secured by the security granted to the Royal Bank of Canada as referred to below. The mortgage was outstanding as follows:

Date                                                    Amount Outstanding
----                                                    ------------------

December 31, 1999                                       $606,319

         Royal Bank of Canada - Loan: In September 1996, D.C. Foods received a loan of $200,000 extended by the RBC. The loan is repayable in monthly installments of $4,010 and is due in October 2001. Interest is payable monthly at RBC's Prime rate plus 1%. The loan is secured by the security granted to the Royal Bank of Canada as referred to below. The loan was outstanding as follows:

Date                                                    Amount Outstanding
----                                                    ------------------

December 31, 1999                                       $73,859

         As general security for the loans by Royal Bank of Canada to D.C. Foods, $200,000 of cash security was granted to Royal Bank of Canada, a mortgage of the real property municipally known as 35 Northland Road, Waterloo in the principal amount of $900,000 and a mortgage of the real property municipally known as 35 Northland Road, Waterloo, in the principal amount of $150,000 was granted by 1005549 Ontario Limited to Royal Bank of Canada, a guarantee and postponement of claim in the principal amount of $500,000 was granted by D.C. Foods to Royal Bank of Canada and a guarantee and postponement of claim in the principal amount of $500,000 was granted by IMSI to Royal Bank of Canada.


         The Company is currently not in compliance with certain of its financial covenants with the Bank of Nova Scotia. The Company is presently addressing these non-compliance issues with the bank. Management is currently in the process of seeking additional financing through either debt or equity to fund the operations of the Company and further acquisitions and capital expansion. To this end, in October, the Company's subsidiary, IMSI engaged Scotia Capital Inc., a division of Scotiabank & Scotia McLeod Canada, to act as its financial advisor for capital raising projects to fund certain of the Company's acquisition strategy and infrastructure expansion and production integration plans. The Company has also recently approached several other.

financial services companies to assist the raising of debt or equity financing to fund acquisitions and working capital. However, there can be no assurance that the Company or IMSI will be able to raise additional capital or whether such capital will be sufficient to meet its business plan or other ongoing needs.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         The Company believes that in the future its results of operations could be affected by factors such as market acceptance of new products, and the success of the Company's marketing and product development programs. Similarly, future earnings may be adversely effected by changes in the costs of product marketing, raw materials, distribution channels and labor. Additionally, where the Company continues to expand its business internationally, fluctuations in the foreign currency or general economic conditions in any of the countries in which the Company does business could adversely effect future results of operations.

         The Company's recent acquisitions and growth strategy to continue to acquire other food processing companies also may effect future results of operations. Our operating results could be adversely effected if we fail to successfully integrate or manage acquired companies or if we are not able to obtain the cost savings which we anticipate. The inability of the Company to address the non-compliance issues with its bankers could have a material adverse affect on the Company. Furthermore, the Company's results of operations could suffer if the acquired companies do not perform as we expect.

         Due to the factors noted above and elsewhere in the Management's Discussion and Analysis, the Company's future earnings and stock price may be subject to significant volatility. Past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical results to anticipate trends in future periods.

CAUTIONARY STATEMENT INVOLVING FORWARD LOOKING STATEMENTS

         Some of the information contained herein may constitute forward-looking statements which are subject to various risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "plan," or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial conditions or state other "forward-looking" information. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to: competitive factors and pricing pressures; relationships with manufacturers and distributors; legal and regulatory requirements; general economic conditions; and other risk factors. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. In addition, when considering such forward-looking statements, the reader should keep in mind the factors described in other cautionary statements appearing elsewhere herein. Such statements describe circumstances which could cause actual results to differ materially from those contained in any forward looking statement.

         Statistical data or the disclosure of trends regarding the food processing industry may also be contained herein. This data may have been obtained from industry publications and reports which we believe to be reliable sources. We have not independently verified such data nor sought the consent of any organizations to refer to their reports herein.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements required by this Item can be found starting on Page
F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         There have been no disagreements with our independent accountants over any item involving the Company's financial statements. Our independent accountants are Deloitte & Touche LLP, 55 King Street West, Suite 700, Kitchener, Ontario N2G 4W1.



                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There are no family relationships between any of the officers or directors of the Company or its wholly owned subsidiaries.

         The directors and executive officers of the Company are as follows:

Name                         Age       Positions and Offices

Michael Steele               41        President and Chief Executive Officer, Director
G.E. Creber                  68        Secretary, Director
Len Shiffman                 41        Director
Larry Hoffman                54        Treasurer, Vice President and Chief Financial Officer

         Michael Steele has served as the Company's President and Director since July 16, 1998. He also served as the Company's Secretary from July 16, 1998 to December 2, 1998. He also holds director and executive officer positions with IMSI, Prime Foods, DC Foods, Tasty, International USA and Transcontinental. Prior to joining the Company, from 1993 to 1995, Mr. Steele served as an officer of Thermco Canada, an environmental technology company with offices in Canada, Europe and the United States which he founded. In late 1994, Thermco Canada was purchased by Halozone Technologies, a publicly traded environmental corporation. From 1995 to 1997, Mr. Steele served as Senior Vice President of Cott Corporation, a private food label. In late 1997, he left the Cott Corporation and founded IMSI.

         G.E. Creber has served as Director and Secretary of the Company since December 2, 1998. Mr. Creber also serves as a Director of IMSI and as a director and officer of other reporting companies. He is the President and Chief Executive Officer of International Pursuit Corporation, Director and Secretary of World Point Terminals Inc. and Director of CML Industries Ltd. Mr. Creber is also a partner at Fogler, Rubinoff, Barristers and Solicitors. He has held these positions since 1994.

         Len Shiffman has served as Director of the Company since December 1, 1998. He also serves as a Director of IMSI. Mr. Shiffman is currently President of Lauderdale Capital Inc., a private investment, capital venture company. From 1985 to 1996, Mr. Shiffman served as Vice President in the Real Estate Corporate Finance Department of Citibank Canada.

Larry Hoffman is the Treasurer, Vice President and Chief Financial Officer of the Company. He has held these positions since December 1, 1998. He also holds executive officer positions with IMSI and Transcontinental. Prior to joining the Company, Mr. Hoffman served as Executive Vice President of Transcontinental from January 1997 to November 1998. From October 1995 to January 1997, he served as President of Prime Bakers, Inc., a producer of frozen bakery products. From October 1994 to January 1997, he served as President of Prime Pastries (1994) Inc., a producer of frozen non- baked products. Mr. Hoffman is a Chartered Accountant.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act" requires that Company's officers, directors and persons owning more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by regulation to furnish the company with copies of all Section 16(a) forms they file.

         Based solely on review of copies of such forms to the Company or written representations from its officers and directors, the Company believes that with respect to the year ended December 31, 1999 the Company's officers and directors and 10% stockholders satisfied the reporting requirements promulgated under Section 16(a) of the 1934 Act except that one initial report on Form 3 remains to be filed by Southbridge Investment Partnership Number 1 which became a 10% shareholder by virtue of a business combination of two related companies in the fourth quarter of 1999.



ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth the compensation paid or accrued by the Company during the years ended December 31, 1999, 1998 and 1997 to the Company's officers and directors. Only one of the executive officers, Michael Steele, President of the Company, earned over $US100,000 ($CDN145,000) during the year ended December 31, 1999.

                                                        Summary Compensation Table
                                                        --------------------------

                                     Annual Compensation                        Long Term Compensation
                                     -------------------                        ----------------------

                                                           Other        Restricted
                                                           Annual          Stock      Securities      LTIP
Name and                         Salary       Bonus     Compensation      Awards      Underlying     Payout
Principal                        ------       -----     ------------      ------       Options/      ------
Position                Year      ($)          ($)          ($)             ($)        SARs (#)        ($)
--------                ----      ---          ---          ---             ---        --------        ---
Michael Steele,         1999     240,000      75,000         0               0              0           0
President and           1998     150,000           0         0               0        625,000           0
Director                1997           0           0         0               0              0           0

G.E. Creber,            1999           0           0         0               0              0           0
Secretary and           1998           0           0         0               0        100,000           0
Director                1997           0           0         0               0              0           0

Len Shiffman,           1999           0           0         0               0              0           0
Director                1998                       0       36,000            0        100,000           0
                        1997           0           0         0               0              0           0

Larry Hoffman,
Treasurer, Vice         1999     125,000           0         0               0              0           0
President & Chief       1998     100,000           0         0               0              0           0
Executive Officer       1997     100,000           0         0               0              0           0


In fiscal 1999, the Company did not grant any options to the excutive officers named in the table above.



 Aggregated Option / SAR Exercises in Fiscal 1999 and FY-End Option / SAR Values

                                                                                                    Value of Unexercised
                                                                           Number of Securities         In-the-Money
                                                                          Underlying Unexercised        Options/SAR's
Name and                         Shares                                      Options/ SAR's at          at FY-End ($)
Principal                      Acquired on                                FY-End (#) Exercisable/        Exercisable/
Position                       Exercise #          Value Realized ($)          Unexercisable            Unexercisable
--------                       ----------          ------------------          -------------            -------------
Michael                             0                      0                  250,000/375,000         807,500/1,212,250
Steele,President and
Director

G.E. Creber, Secretary              0                      0                   20,000/80,000            64,600/258,400
and Director

Len Shiffman                        0                      0                   20,000/80,000            41,600/166,400
Director

COMPENSATION OF DIRECTORS

The Company currently does not pay any cash compensation to its non-employee directors. Directors who are also our employees also receive no additional compensation for their services as directors.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF THE COMPANY

         The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of March 1, 1999 of (i) each person/company known by the Company to beneficially own 5% or more of such shares; (ii) each of the Company's directors and its executive officers named in the Summary Compensation Table included below; and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power. The address of each of the persons in this table except Southbridge Investment Partnership No.1 is as follows: 350 Creditstone Rd., Unit 202, Concord, Ontario.

Name of                                  Amount and Nature
Beneficial Owner                    of Shares Beneficially Owned              Percentage Owned (1)
                              Common Shares       Class N        Total
Michael Steele (2)                     250,000     1,513,712    1,763,712               8.6 %
G.E. Creber (3)                        260,000       -            260,000               1.3 %
Len Shiffman (4)(5)                     20,000       451,743      471,743               2.2 %
Larry Hoffman(5)                       165,000       451,743      616,743               2.9 %
Victor Fradkin (5)                     330,000       903,487    1,233,487               5.8 %
Southbridge Investment               1,923,810     1,555,556    3,479,366              16.5 %
Partnership No. 1.
(6)
All Executive Officers                 695,000     2,417,198    3,112,198              14.7 %
and Directors as a Group

(1) The percentage calculations are based on 21,121,331 shares which are outstanding which include Class N shares and shares of common stock of the Company on a fully diluted basis as of March 1, 2000. The issued and outstanding Class N shares are held by the shareholders of the Class X shares of IMSI which may be exchanged on the basis of one Class X shares plus one Class N share for one share of common stock of the Company. The calculation of the 21,121,331 shares is based upon the following assumptions:

         (i) the issuance of 2,258,718 Class N shares pursuant to the rights of the holders of Class B shares. 300,000 Class B shares of IMSI together with 2,258,718 Class N shares may be exchanged for 2,258,718 shares of common stock of the Company;
         (ii) the issuance of shares of common stock of the Company and Class N shares upon the exercise of options vesting within 60 days of the date of filing hereof; and
         (iii) the issuance of 1,555,556 Class N shares to be issued by the Company upon the issue by IMSI of 1,555,556 Class X shares in exchange for 1,555,556 special warrants issued by IMSI on October 22, 1999.
         (iv) The issuance of 55,042 common shares to the vendor of Pasta Kitchens on settlement of the purchase price contingent consideration at December 31, 1999.
         (v) The granting of an estimated 150,000 options to the vendors of Transcontinental as per those granted as part of the purchase and sale agreement.

(2) The number of shares beneficially owned by Michael Steele includes 250,000 shares of common stock of the Company which he has the option to purchase at an option price of US$0.70 per share. Such option vested on August

10, 1999.

(3) The number of shares beneficially owned by G.E. Creber includes 20,000 shares of common stock of the Company which he has the option to purchase at an option price of US$0.70 per share. Such option vested on August 10, 1999.

(4) The number of shares beneficially owned by Len Shiffman includes 20,000 shares of common stock of the Company which he has the option to purchase at an option price of US$1.50 per share. Such option vested on December 1, 1999.

(5) Len Shiffman, Larry Hoffman and Victor Fradkin own 60,000, 60,000 and 120,000 of the Class B shares of IMSI, respectively and are entitled to receive 451,743, 451,743, 903,487 Class N shares of the Company, respectively.

(6) The total amount beneficially owned by Southbridge Investment Partnership No. 1 includes 1,555,556 special warrants issued by IMSI on October 22, 1999. The address of Southbridge Investment Partnership No. 1 is 150 Water Street, Cambridge, Ontario N1R 3E2.


SECURITY OWNERSHIP OF IMSI

         The following tables set forth the beneficial ownership of each class of equity securities of IMSI, as of March 1, 2000, by (i) each of the Company's directors and its executive officers named in the Summary Compensation Table below; and (ii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power. The address of each of the persons in these tables is as follows: 350 Creditstone Rd., Unit 202, Concord, Ontario.

CLASS X SHARES
Name of Beneficial Owner       Amount and nature of         Percentage Owned(1)
                               shares Beneficially
                                      owned
Michael Steele                      1,513,712                       32.4%
All executive officers and          1,513,712                       32.4%
directors as a group
------------------------------------------------
(1) Based on an aggregate of 4,666,351 Class X shares outstanding as of March 1, 2000, including the assumed exchange by Southbridge Investment Partnership No.
1. of 1,555,556 special warrants of IMSI for an equivalent number of Class X shares (with and a corresponding number of Class N shares of the Company).


CLASS B SHARES
Name of Beneficial Owner       Amount and nature of         Percentage Owned(1)
                               shares Beneficially
                                      owned
Larry Hoffman                        60,000                         20%
Len Shiffman                         60,000                         20%
All executive officers and           120,000                        40%
directors as a group
------------------------------------------------
(1) Based on an aggregate of 300,000 Class B shares outstanding as of March 1, 1999.


CLASS C SHARES
Name of Beneficial Owner       Amount and nature of        Percentage Owned (1)
                               shares Beneficially
                                      owned
Larry Hoffman                         20,000                        20%

Len Shiffman                          20,000                        20%
All executive officers and            40,000                        40%
directors as a group
------------------------------------------------
(1) Based on an aggregate of 100,000 Class C shares outstanding as of March 1, 1999.


CLASS D SHARES
Name of Beneficial Owner       Amount and nature of       Percentage Owned (1)
                               shares Beneficially
                                      owned
Larry Hoffman                         11,800                        20%
Len Shiffman                          11,800                        20%
All executive officers and            23,600                        40%
directors as a group
------------------------------------------------
(1) Based on an aggregate of 59,000 Class D shares outstanding as of March 1, 1999.



         To the best of management's knowledge, there are no arrangements which may result in a change of control of Company.


         CONVERTIBLE LOAN: On May 10 , 1999, IMSI and the Company entered into a loan agreement with First Ontario Fund ("First Ontario") and Bank of Montreal Capital Corporation ("BMOCC") with respect to a $4 Million financing. The funding was advanced as to $1.5 Million by BMOCC and as to $2.5 Million by First Ontario. The financing was secured by general security granted by each of IMSI and the Company, a guarantee and general security agreement from each of IMSI's subsidiaries, a mortgage of the premises owned by Prime at 620 Colby Drive, Waterloo, Ontario, and a share pledge agreement executed by the Company pursuant to which it pledged its common shares in the capital of IMSI to First Ontario and BMOCC.

The terms of the loan are as follows: (a) the interest rate for the period ending April 15, 2000 is 7% per annum and thereafter until maturity on April 15, 2003 is 13% per annum; (b) the outstanding debt is convertible, at the option of the holder, into Class X shares of IMSI at a price of $2.62 per share; (c) the holder has the right to acquire a number of Class N shares equal to the number of Class X shares received; (d) IMSI has the option to force conversion into Class X and N shares at any time after July 1, 1999 provided that (i) the Company's common stock trades on a major North American stock exchange approved by the lenders, (ii) the Company's common stock has a cumulative trading volume during a twenty day period of the greater of (1) 300,000 shares of common stock, or (2) five percent of the number of issued shares of common stock that are not subject to any escrow agreement or resale restrictions set out in the Ontario Securities Act, and (iii) the weighted average trading price during such twenty day period is not less than the United States Dollar equivalent of $CD 5.50.

Concurrently with the completion of such financing, the Company granted an aggregate of 156,250 warrants to First Ontario and 93,750 warrants to BMOCC to acquire shares of the common stock of the Company with each such warrant entitling the holder to purchase one common stock in the capital of the Company at the following prices: 93,750 warrants held by First Ontario and 56,250 warrants held by BMOCC are exercisable at a purchase price of $2.24 and 62,500 warrants held by First Ontario and 37,500 warrants held by BMOCC are exercisable at a purchase price of $2.62.


STOCK OPTION PLAN

         On August 10, 1998, the Board of Directors of the Company approved a stock option plan (the "Option Plan") applicable to the Company's officers and directors and authorized the grant of options covering up to 2,500,000 shares of common stock. Pursuant to the Option Plan, options are granted with an exercise price equal to or greater than the then-current fair market value of the shares of common stock. Options may generally be exercised in equal proportions during the years following the first to fifth anniversary of the date of grant and expire on the tenth anniversary or upon termination of employment. As of at March 1, 1999, options covering 825,000 shares of common stock had been granted pursuant to the option plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 22, 1999, Southbridge Equities Inc., a corporation organized under the laws of the Province of Ontario, Canada ("Southbridge Equities"), subscribed for 1,555,556 special warrants of IMSI, for an aggregate consideration of approximately US$4,700,000. These shares were subsequently transferred to a related entity--Southbridge Investment Partnership No. 1 Prior to this transaction, Southbridge, Inc. (a related company which was wound up into Southbridge Equities Inc.) beneficially owned 1,523,810 shares of common stock of the Company. Immediately following the transaction, Southbridge Equities Inc. had an aggregate ownership of 16.5% of the Company based upon 21,121,331 shares outstanding.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS FILED

         The following Exhibits are included in this Report:


2.0* Share Purchase Agreement between 1218951 Ontario Limited and Prime Foods, dated October 9, 1998.

2.1* Share Purchase Agreement by and among Victor Fradkin, Rhys Quin, Lauderdale Capital Corp., Larry Hoffman, IMSI and the Company, dated November 30, 1998.

2.2* Share Purchase Agreement by and among Alrae Investments Inc., Katherine Kan, Roynat Inc., IMSI and the Company, dated April 15, 1999.

2.3* Exchange Agreement and Shareholder Loan Purchase Agreement between Sania Shechtman and IMSI, dated April 19, 1999.

2.4* Exchange Agreement and Shareholder Loan Purchase Agreement between 1276396 Ontario Ltd. and IMSI, dated April 28, 1999.

2.5* Share Purchase Agreement by and among Donald Kilimnik, Deborah Kilimnik, Robert Curik, Anjela Curik, IMSI and the Company dated May 10, 1999.

2.6* Exchange Agreement by and among Elililco Ltd., David Arosh, Margaret Arosh, IMSI and the Company, dated May 17, 1999.

2.7+ Share Purchase Agreement by and among Michael Eskenazi, Gina Eskenazi, Felix and Norton International Inc. and IMSI and the Company, dated October 18, 1999.

2.8+ Asset Purchase Agreement by and among International Menu Solutions USA, Inc., the Company and Huxtable's Foods, L.L.C., dated November 12, 1999.

3.0*     Articles of Incorporation of the Company.

3.1* Certificate of Amendment of Certificate of Incorporation of the Company, dated July 15, 1998.

3.2* Certificate of Amendment of Certificate of Incorporation of IMSI defining the rights of security holders, dated May 7, 1999.

3.3* Certificate of Amendment of Certificate of Incorporation of International Menu defining the rights of security holders, dated May 10, 1999.

3.4*     By-laws of the Company.

6.0+     Indenture between 1249462 Ontario Limited and IMSI, dated March 1,
         1999.

6.1+ Standard Industrial Lease between Rreef West-VI, Inc. and Huxtable's Combustibles, Inc., dated August 16, 1994.

6.2+ Lease Amending Agreement between 1117423 Ontario Limited and 1218951 Ontario Limited, dated October 8, 1998.

6.3+ Lease by and among Raffaele Cerundolo and Tony Taurasi T&R Construction and Management Inc. and Transcontinental Gourmet Foods Inc., dated
         May 25, 1999.

6.4+ Indenture by and among 1249462 Ontario Limited, Tasty Selections Inc. and IMSI, dated June 15, 1999.

6.5+ Commitment Letter by and among The Bank of Nova Scotia, IMSI, Prime Foods Processing, Inc., 118890 Ontario, Inc. and D.C. Foods Processing Inc., dated April 16, 1999

10.0* Employment Agreement between the Company and Michael Steele, dated August 1, 1998.

10.1+    Employment Agreement between Larry Hoffman and IMSI, dated December 1,
         1998.

10.2* Agency Agreement between Robert Caldwell Capital Corporation and IMSI, dated April 10, 1999.

21.0+    Subsidiaries of the Company:



         * Exhibits were filed in the Company's 10SB-A filed July 16, 1999 and are incorporated herein by reference thereto.

         + Exhibits were filed in the Company's 10SB-A2 filed January 19, 2000 and are incorporated herein by reference thereto.

        (b) REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K dated November 24, 1999 reporting the acquistion of substantially all of the assets of Huxtable's Foods, L.L.C.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INTERNATIONAL MENU SOLUTIONS CORPORATION

The following financial statements are filed as part of this Form 10-KSB



Independent auditors' report.                                                                   F-1

Audited consolidated balance sheets as of December 31, 1999 and 1998                            F-2

Audited consolidated statements of operations for the years ended December 31,                  F-3
1999 and 1998 and for the period from September 26, 1997 to December 31,
1997

Audited consolidated statement of stockholders' equity for the period from                      F-4
September 26, 1997 to December 31, 1999.

Audited consolidated statements of cash flows for the years ended December 31,                  F-5
1999 and 1998 and for the period from September 26, 1997 to December 31,
1997

Notes to consolidated financial statements.                                             F-6 to F-30




                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  INTERNATIONAL MENU SOLUTIONS CORPORATION




                                  By:   /s/ Michael A. Steele
                                     ------------------------------------------
                                     Michael A. Steele, President, C.E.O. and
                                     Director

                                  Date:  April 14, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  By:   /s/ Michael A. Steele
                                       ---------------------------------------
                                       Michael A. Steele, President, C.E.O. and
                                       Director

                                  Date:  April 14, 2000


                                  By:  /s/ Larry Hoffman
                                       ---------------------------------------
                                       Larry Hoffman, Chief Financial Officer

                                  Date:  April 14, 2000



                                  By:  /s/ G.E. Creber
                                       ---------------------------------------
                                       G.E. (Ted) Creber, Secretary and Director


                                  Date:  April 14, 2000


                                  By:  /s/ Len Shiffman
                                       ---------------------------------------
                                       Len Shiffman, Director

                                  Date:  April 14, 2000


                                  By:  /s/ Mark Preston
                                       ---------------------------------------
                                       Mark Preston, Vice President and
                                       Corporate Controller

                                  Date:  April 14, 2000

INDEPENDENT AUDITORS' REPORT


To the Stockholders of International Menu Solutions Corporation

We have audited the consolidated balance sheets of International Menu Solutions Corporation as at December 31, 1999 and 1998 and the consolidated statements of operations, stockholders' equity and cash flows for years ended December 31, 1999 and 1998 and for the period from the date of incorporation, September 26, 1997 to December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of International Menu Solutions Corporation as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from the date of incorporation, September 26, 1997 to December 31, 1997 in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements for the year ended December 31, 1998 have been restated as described in Note 2b.


/s/ Deloitte & Touche LLP


Chartered Accountants
Kitchener, Ontario
March 3, 2000

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

                                                                             December 31,
                                                                       1999                 1998
                                                                   ------------         ------------
                                                                                          Restated
                                                                                          (Note 2b)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $  4,165,370         $  1,865,612
     Accounts receivable, net of allawance for
     doubtful accounts of $138,485 and $Nil                          11,824,618            2,270,251
     Inventories                                                      5,981,081            1,299,890
     Prepaid expenses                                                   796,553              100,633
                                                                   ------------         ------------
                                                                     22,767,622            5,536,386
CAPITAL ASSETS, NET                                                  15,026,634            3,617,196
INTANGIBLE ASSETS, NET                                               15,741,002              787,395
                                                                   ------------         ------------
TOTAL ASSETS                                                       $ 53,535,258         $  9,940,977
                                                                   ============         ============

LIABILITIES
CURRENT LIABILITIES
     Bank operating loans                                          $  9,803,977         $  1,100,849
     Accounts payable                                                 5,239,600            2,072,485
     Accrued liabilities                                              3,123,712              477,940
     Current portion of capital lease obligations                       421,131               94,486
     Current portion of long-term debt                                  415,958              279,044
                                                                   ------------         ------------
                                                                     19,004,378            4,024,804
CAPITAL LEASE OBLIGATIONS                                             1,395,588              297,387
LONG-TERM DEBT                                                        3,620,513            1,250,303
CONVERTIBLE DEBENTURES                                                4,000,000                 --
DEFERRED INCOME TAXES                                                   753,400               93,000
                                                                   ------------         ------------
TOTAL LIABILITIES                                                    28,773,879            5,665,494
                                                                   ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Class N voting, non-participating stock - US$0.001 par
        value; 10,000,000 shares authorized; 3,110,795 and
        3,190,642 shares issued                                           4,467                4,586
     Common stock - US$0.001 par value; 25,000,000 shares
        authorized; 10,476,048 and 5,884,838
        shares issued                                                    15,051                8,164
     Additional paid-in capital                                      28,044,175            4,871,951
     Accumulated other comprehensive loss                              (154,974)                --
     Deficit                                                         (3,147,340)            (609,218)
                                                                   ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                           24,761,379            4,275,483
                                                                   ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 53,535,258         $  9,940,977
                                                                   ============         ============

                 See notes to consolidated financial statements

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

                                                                                 Period from
                                                                                incorporation,
                                                                                September 26,
                                                   Year Ended                      1997 to
                                        December 31,         December 31,        December 31,
                                           1999                 1998                 1997
                                       ------------         ------------         ------------
                                                             Restated
                                                             (Note 2b)
REVENUE                                $ 48,040,135         $  6,096,048         $    442,493
                                       ------------         ------------         ------------

COSTS AND EXPENSES
    Cost of goods sold                   38,748,543            4,729,806              365,385
    Selling expenses                      3,680,316              610,033               12,516
    Research and development                655,588              425,542                5,663
    Administrative expenses               5,844,070              744,764               92,143
    Amortization of intangibles             805,705               67,473                5,728
                                       ------------         ------------         ------------
                                         49,734,222            6,577,618              481,435
                                       ------------         ------------         ------------
LOSS FROM OPERATIONS                     (1,694,087)            (481,570)             (38,942)
                                       ------------         ------------         ------------

OTHER INCOME (EXPENSE)
    Interest revenue                         34,828               24,763                1,268
    Interest expense                       (878,863)             (98,066)              (4,123)
                                       ------------         ------------         ------------
                                           (844,035)             (73,303)              (2,855)
                                       ------------         ------------         ------------
LOSS BEFORE INCOME TAXES                 (2,538,122)            (554,873)             (41,797)
INCOME TAXES                                   --                   --                   --
                                       ------------         ------------         ------------
NET LOSS                               $ (2,538,122)        $   (554,873)        $    (41,797)
                                       ============         ============         ============
NET LOSS PER SHARE - BASIC
    AND DILUTED                        $      (0.19)        $      (0.09)        $      (0.01)
                                       ============         ============         ============
WEIGHTED AVERAGE OUTSTANDING
     COMMON SHARES                       13,686,558            6,419,141            5,278,000
                                       ============         ============         ============

                 See notes to consolidated financial statements

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES (CANADIAN DOLLARS)
--------------------------------------------------------------------------------


                                         Class A
                                        Preferred                                Class N                                  Common
                                          Shares              Amount              Shares              Amount              Shares
                                        -----------         -----------         -----------         -----------         -----------
Balances, September 26, 1997                   --           $      --                  --           $      --                  --

     Issuance of common shares                                                                                            4,000,000

     Issuance of Class A
         preferred shares                   700,000             280,320

     Effect of reverse
        acquisition (see Note 10)                                                 4,000,000               5,800          (2,322,000)

     Net loss
                                        -----------         -----------         -----------         -----------         -----------

Balances, December 31, 1997                 700,000             280,320           4,000,000               5,800           1,678,000


     Issuance of common shares                                                                                            3,397,300

       Fair value of brokers'
         options

       Fair value of warrants
         issued in private
         placement


     Redemption of Class A                 (700,000)           (280,320)
         preferred shares

     Share exchange                                                                (809,538)             (1,214)            809,538

     Net loss
                                        -----------         -----------         -----------         -----------         -----------
Balances, December 31, 1998,
    Restated (Note 2b)                         --                  --             3,190,462               4,586           5,884,838


     Share exchange                                                              (1,468,750)             (2,203)          1,468,750

     Exercise of brokers' options                                                                                           400,000

     Issuance of exchangeable shares
       by IMSI in connection
       with the acquisition of
       businesses                                                                 1,389,083               2,084

     Issuance of common shares
       in connection with
       financings                                                                                                         2,722,460

     Issuance of special warrants
       by IMSI in connection
       with a financing

     Translation adjustments

     Net loss
                                        -----------         -----------         -----------         -----------         -----------
Balances, December 31, 1999                    --           $      --             3,110,795         $     4,467          10,476,048
                                        ===========         ===========         ===========         ===========         ===========

                                                                     Accumulated
                                                       Additional       Other                              Total          Total
                                                         Paid-In     Comprehensive     Accumulated     Stockholders'  Comprehensive
                                          Amount         Capital         Loss            Deficit          Equity          Loss
                                        -----------    -----------    -----------      -----------      -----------    ----------
Balances, September 26, 1997            $      --      $      --      $      --        $      --        $      --      $      --

     Issuance of common shares               672,651                                                        672,651

     Issuance of Class A
         preferred shares                                                                                   280,320

     Effect of reverse
        acquisition (see Note 10)           (670,797)      664,997                                           --

     Net loss                                                                              (41,797)         (41,797)       (41,797)
                                        -----------    -----------    -----------      -----------      -----------    -----------

Balances, December 31, 1997                   1,854        664,997           --            (41,797)         911,174    $   (41,797)
                                                                                                                       ===========

     Issuance of common shares                 5,096       4,206,954                                      4,212,050

       Fair value of brokers'
         options                                          (1,058,300)                                    (1,058,300)
                                                           1,058,300                                      1,058,300
       Fair value of warrants
         issued in private
         placement                                        (1,622,900)                                    (1,622,900)
                                                           1,622,900                                      1,622,900

     Redemption of Class A                                                                 (12,548)        (292,868)
         preferred shares

     Share exchange                           1,214                                                          --

     Net loss                                                                             (554,873)        (554,873)      (554,873)
                                        -----------    -----------    -----------      -----------      -----------    -----------
Balances, December 31, 1998                   8,164      4,871,951           --           (609,218)       4,275,483    $  (554,873)
                                                                                                                       ===========

     Share exchange                            2,203                                                         --

     Exercise of brokers' options                600       602,815                                          603,415

     Issuance of exchangeable shares
       by IMSI in connection
       with the acquisition of
       businesses                                        9,833,157                                        9,835,241

     Issuance of common shares
       in connection with
       financings                              4,084     5,876,252                                        5,880,336

     Issuance of special warrants
       by IMSI in connection
       with a financing                                  6,860,000                                        6,860,000

     Translation adjustments                                             (154,974)                        (154,974)       (154,974)

     Net loss                                                                           (2,538,122)     (2,538,122)     (2,538,122)
                                        -----------    -----------    -----------      -----------      -----------    -----------
Balances, December 31, 1999             $    15,051    $28,044,175    $  (154,974)     $(3,147,340)     $24,761,379    $(2,693,096)
                                        ===========    ===========    ===========      ===========      ===========    ===========

                 See notes to consolidated financial statements

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

                                                                                                                Period from
                                                                                                                incorporation,
                                                                                                                 September 26,
                                                                                                                    1997 to
                                                                            Year Ended December 31,              December 31,
                                                                           1999                 1998                  1997
                                                                       ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                           $ (2,538,122)        $   (554,873)        $    (41,797)
    Adjustments to reconcile net loss to net cash provided
      by operating activities
      Depreciation and amortization                                       2,073,682              143,621               17,144
      Loss on disposal of capital assets                                      1,696                 --                   --
    Changes in operating assets and liabilities
      Accounts receivable                                                (7,245,692)            (489,189)             (75,067)
      Inventories                                                        (1,387,397)             408,787              (33,406)
      Prepaid expenses                                                     (538,894)             (21,271)              (4,216)
      Accounts payable                                                      678,338                7,568               80,026
      Accrued liabilities                                                 1,395,545                 --                 50,051
                                                                       ------------         ------------         ------------

                                                                         (7,560,844)            (505,357)              (7,265)
                                                                       ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                           (3,066,792)            (216,397)             (16,835)
    Proceeds from disposal of capital assets                                214,380                 --                   --
    Additions to intangible assets                                         (667,486)             (14,332)              (4,050)
    Acquisitions, net of cash acquired                                  (10,851,971)          (2,671,529)            (665,547)
                                                                       ------------         ------------         ------------
                                                                        (14,371,869)          (2,902,258)            (686,432)
                                                                       ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of shares, net of issuance costs                             6,483,751            4,212,050              952,971
    Issuance of special warrants of IMSI, net of issuance costs           6,860,000                 --                   --
    Net proceeds from bank loans                                          8,703,128            1,202,348               40,000
    Convertible debentures issued, net of issuance costs                  3,640,976                 --                   --
Proceeds from long-term debt                                                415,260                 --                   --
    Payment of long-term debt and capital lease principal                (1,494,197)            (147,577)                --
    Payment of advances of shareholders from
      acquired businesses                                                  (376,447)                --                   --
    Redemption of Class A preferred stock of IMSI                              --               (292,868)                --
                                                                       ------------         ------------         ------------
                                                                         24,232,471            4,973,953              992,971
                                                                       ------------         ------------         ------------
NET CHANGE IN CASH AND
    CASH EQUIVALENTS                                                      2,299,758            1,566,338              299,274

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                   1,865,612              299,274                 --
                                                                       ------------         ------------         ------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                      $  4,165,370         $  1,865,612         $    299,274
                                                                       ============         ============         ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                           $    878,863         $     98,066         $      4,123
                                                                       ============         ============         ============
    Cash paid during the period for income taxes                       $       --           $       --           $       --
                                                                       ============         ============         ============

                 See notes to consolidated financial statements

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
--------------------------------------------------------------------------------

1.     DESCRIPTION OF BUSINESS

       The Corporation develops, markets and produces a series of specialty food products aimed at the North American Home Meal Replacement ("HMR") market segment.

2.     SIGNIFICANT ACCOUNTING POLICIES

       The financial statements have been prepared in accordance with accounting principles generally accepted in the United States, the most significant of which are as follows:

       a) Basis of presentation

       The consolidated financial statements include the accounts of the International Menu Solutions Corporation (a Nevada corporation) (the "Corporation" or "IMSC") and its wholly owned operating subsidiaries, International Menu Solutions Inc. ("IMSI"), Prime Foods Processing Inc. ("PFPI"), Transcontinental Gourmet Foods Inc. ("TGF"), 1005549 Ontario Limited ("D.C. Foods"), Tasty Selections Inc. ("Tasty Selections"), Ultimate Cookie Co., Ltd. ("Ultimate") and Huxtable's Kitchens Inc. ("Huxtables").

       On July 16, 1998, the Corporation (which at the time was named ANM Holdings Corporation, a Nevada Corporation ("ANM")) acquired all of the outstanding common stock of IMSI. This transaction was treated as a reverse acquisition of ANM as the former shareholders of IMSI retained the majority voting interest of the combined entity. Accordingly, IMSI is deemed to be the accounting acquirer, whereby the financial statements represent those of IMSI and not the legal acquirer, ANM. The historical financial statements are those of IMSI. The entity's outstanding capital stock represents the historical capital stock of ANM and the stock issued in the reverse acquisition.

       b) Accounting for exchangeable shares issued by subsidiary


       In connection with the acquisition of TGF/Norbakco (see Note 3), the Corporation accounted for the issuance of exchangeable shares in connection with acquisitions (see Note 11 -- Exchangeable shares of IMSI) by having an independent valuation performed and including the value of the shares in the purchase price as of the acquisition date. This method of accounting resulted in recognition of substantially all of the purchase price (and related intangible assets) being recognized at the date of acquisition and the presentation of the exchangeable shares as minority interest on the consolidated balance sheet of the Corporation. However, this method of accounting of the shares was challenged by the staff of the Securities and Exchange Commission ("SEC") in connection with the Corporation's filings on Form 10-SB. In the opinion of the staff of the SEC, the underlying nature of the shares was that of contingent consideration since the shares are exchangeable into common shares of the parent based on future earnings of the business acquired. Consequently, the Company has restated the consolidated balance sheet, statement of operations and stockholders' equity for the year ended 1998 and used the principles of contingent consideration accounting for such acquisitions as prescribed by paragraphs 79 to 80 of APB No. 16, "Business Combinations".

       The effect of applying contingent consideration accounting was as follows:

       Effect on reported net loss for the year ended December 31, 1998:

       Net loss as previously reported:                                     $(549,198)
           Reduction of amortization charges related to
             decreased goodwill recorded at acquisition date       20,235
           Non recognition of minority interest                   (26,000)
                                                                  -------
         Net effect of restatement on net loss and
           accumulated deficit                                                 (5,675)
                                                                            ---------
       Net loss as restated                                                 $(554,873)
                                                                             =========

       Effect on selected reported balance sheet items as of December 31, 1998:

                                                              Previously        As
                                                               Reported      Restated
                                                              ----------     --------
       Intangible assets                                     $ 4,627,070    $  787,395
       Total assets                                           13,780,652     9,940,977

       Accrued liabilities                                       937,940       477,940
       Minority interest                                       3,374,000            --
       Accumulated deficit                                      (603,543)     (609,218)
       Total liabilities and stockholders' equity            $13,780,652    $9,940,977



       c) Foreign currency translation

       i) Translation of foreign subsidiaries' accounts

          Assets and liabilities of the Corporation's foreign subsidiaries are translated from their functional currencies to Canadian dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the year. The adjustments resulting from translating the financial statements of foreign subsidiaries are recorded in comprehensive income as a separate component of stockholders' equity.

       ii) Translation of foreign currency transactions

          Transactions incurred in currencies other than the functional currency are converted to functional currency at the transaction date. Monetary assets and liabilities denominated in a currency other than the functional currency are converted to the functional currency at the exchange rate in effect at each period end. All foreign currency transaction gains or losses have been included in earnings.

       d) Revenue recognition

       Revenue is recognized upon shipment of goods to customers net of allowances for expected returns for fresh-food deliveries.

       c) Inventory

       Inventory is valued at the lower of cost and net realizable value with cost being determined on a first-in, first-out basis.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       f) Capital assets

       Capital assets are recorded at cost. Depreciation is provided at the following rates:

                  Building                                     20 years straight-line
                  Plant equipment                              5 to 10 years straight-line
                  Leasehold improvements                       Straight line over the lease term,
                                                                     typically five years
                  Office equipment                             20% declining-balance
                  Computer equipment                           30% declining-balance

       g) Intangible assets

       Intangible assets are recorded at cost. Amortization periods and methods are as follows:

                  Packaging artwork                            3 to 5 years, straight-line
                  Deferred financing costs                     Over term of debt instrument
                  Brands                                       15 to 20 years, straight-line
                  Recipes                                      10 to 15 years, straight-line
                  Manufacturing systems and technology         10 to 15 years, straight-line
                  Customer lists                               7 to 10 years, straight-line
                  Assembled workforce                          7 to 10 years, straight-line
                  Information systems and procedures           5 years, straight-line
                  Licenses and quotas                          10 years, straight-line
                  Goodwill                                     Up to 20 years straight-line

       h) Asset impairment

       The Corporation reviews the carrying value of intangible and other long-lived assets on a periodic basis for evidence of impairment. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows.

       i) Income taxes

       The Corporation accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.

       j) Cash and cash equivalents

       Investments in highly liquid debt instruments with original maturities of 90 days or less are designated as cash and cash equivalents.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       k) Use of estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates and assumptions.

       l) Recently issued accounting pronouncements

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for the reporting and accounting for derivative instruments. Presently, the Corporation currently does not make significant use of derivative instruments. Management is in the process of determining the impact of SFAS No. 133 on the consolidated financial statements.

3.     ACQUISITIONS

       Year ended December 31, 1999

       During the year ended December 31, 1999, the Corporation acquired the businesses in the table below which have been accounted for using the purchase method (in thousands):

                               Tasty Selections (1)    D.C. Foods (2)     Ultimate (3)      Huxtable's (4)
                                  --------------        ------------    ----------------   -----------------
Acquisition date                  April 15, 1999        May 10, 1999    October 15, 1999   November 12, 1999
Purchase price
  including acquisition costs            $ 2,220             $ 6,533             $   252             $ 4,880
------------------------------------------------------------------------------------------------------------
Assigned to fair values
  of net assets acquired:
  Current assets                           1,383               1,857                 377               3,777
  Capital assets                             494               4,891                 198               1,602
  Brands                                     100                --                   155                 275
  Recipes                                     35                --                    88                 331
  Manufacturing systems
    and technology                            --                 1,150                --                   397
  Customer lists                             450                 325                 109                 368
  Assembled workforce                        165                 425                  29                 360
  Information systems and
  procedures                                  75                  80                   9                  88
    Licenses and quotas                       --                   285                --                  --
  Goodwill                                   953               1,311                --                  --
  Current liabilities                       (677)             (1,571)               (713)             (2,062)
  Long-term liabilities                     (758)             (2,220)               --                  (256)
------------------------------------------------------------------------------------------------------------
                                         $ 2,220             $ 6,533             $   252             $ 4,880
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

3.     ACQUISITIONS (CONTINUED)

       (1) IMSI acquired all of the outstanding shares of Tasty Selections Inc. ("Tasty Selections"), a manufacturer of muffin and cookie batters located in Concord, Ontario operating under the trade name "Tasty Batters". Tasty Selections was acquired by paying cash of $1,000,000 and by issuing 442,750 Class N shares of the Corporation and 442,750 Class X shares of IMSI to the vendors, valued at $2.63 per Class X share (see Note 11).

       (2) IMSI acquired all of the issued and outstanding shares of 1005549 Ontario Inc, the sole shareholder of D.C. Foods Processing Inc. a provider of custom and private label food processing services to Canadian and International markets located in Waterloo, Ontario (collectively "D.C. Foods"). Pursuant to the terms of the purchase agreement, the purchase price payable to the former shareholders of 1005549 Ontario Limited was satisfied by paying $4,000,000 in cash; by issuing 893,333 Class N shares of the Corporation and 893,333 Class X shares of IMSI valued at $2.63 per Class X share; and by issuing 250,000 Class E Series 1 shares, 250,000 Class E Series 2 shares, 250,000 Class E Series 3 shares and 250,000 Class E Series 4 shares of IMSI. The Class E Series shares are exchangeable into common shares of the Corporation based on the earnings recorded by D.C. Foods in 1999 and 2002 (see Note 11). The value of each series of Class E shares will be recorded as additional purchase price once the earnings contingencies are resolved.

       (3) IMSI acquired all of the issued and outstanding shares of the Ultimate Cookie Co. Inc.("Ultimate"), a Montreal based bakery. Pursuant to the terms of the purchase agreement, the purchase price was satisfied by paying $175,000 in cash and by issuing 250,000 Class E Series 5 shares and 250,000 Class E Series 6 shares of IMSI. The Class E Series shares were issued to the selling shareholders of Ultimate and are exchangeable into common shares of the Corporation (see Note 11). The value of each series of Class E shares will be recorded as additional purchase price once the earnings contingencies are resolved.

       (4) IMSC, through its wholly-owned subsidiary Huxtable's Kitchens Inc. (Huxtable's Kitchens"), purchased substantially all of the assets of Huxtable's Foods, L.L.C., a Delaware limited liability company ("Huxtable's") located in Vernon, California. Huxtable's is a provider of a wide range of fresh and frozen entrees located in California. Pursuant to the purchase agreement, US$3,280,000 (CDN$4,880,000) was paid in cash. Additional payments in cash or shares of common stock of the Corporation will be made based upon the future earnings levels of the subsidiary and will be recorded as additional purchase price once the earnings contingencies are resolved.

       On May 17, 1999, IMSI acquired the remaining 41% equity interest in Norbakco, having acquired 59% interest on December 1, 1998. The consideration paid for the additional interest was the issue by IMSI of 53,000 Class X Shares valued at $2.63 per Class X share, the issue by the Corporation of 53,000 Class N Shares and the purchase from the selling shareholders shareholder loans made to Norbakco in the amount of $180,000. This transaction resulted in an increase in the purchase price of TGF/Norbakco of $139,125.

       Goodwill arising from the above acquisitions is being amortized straight-line over a 20 year period.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

3.     ACQUISITIONS (CONTINUED)

       Unaudited supplemental pro forma results of operations

       The following table presents unaudited pro forma revenue, net loss and loss per share as if the Corporation had acquired all of Tasty Batters, D.C. Foods, Ultimate and Huxtable's at the beginning of each of the periods presented on (in thousands, except per share amounts):

                                     Year ended               Year ended
                                 December 31, 1999        December 31, 1998
                                 -----------------        -----------------
       Revenue                       $ 71,642                 $ 48,085
       Net loss                        (3,760)                  (1,081)
       Net loss per share            $  (0.27)                $  (0.14)
                                     --------                 --------
                                     --------                 --------
       The preceding unaudited pro forma amounts do not purport to be indicative of what actual revenues and results of operations might have been if the acquisitions had occurred at the beginning at each of the periods presented above.







       Year ended December 31, 1998

       During the year ended December 31, 1998, the Corporation acquired the businesses, set out in the table below, which have been accounted for using the purchase method (in thousands):

                                                             Pasta Kitchen (1)    TGF/Norbakco (2)
                                                             -----------------    ----------------
       Acquisition date                                       October 9, 1998     December 1, 1998
       Purchase price including acquisition costs                 $   395             $ 1,100
       Assigned to fair values of net assets acquired:
       Current assets                                                 105               2,922
       Capital assets                                                 200               2,223
       Current liabilities                                           (146)             (2,958)
       Long-term liabilities                                         --                (1,199)
                                                                  -------             -------
                                                                      159                 988
                                                                  -------             -------
       Goodwill                                                   $   236             $   122
                                                                  -------             -------
                                                                  -------             -------

       (1) The Corporation acquired the assets of Pasta Kitchen for cash consideration of approximately $375,000. Additional consideration, estimated at $340,000 at the date of the acquisition, was payable, at the option of the Corporation, in cash or common shares during 1999 based on the achievement of certain revenue targets. Pasta Kitchen met the revenue targets during 1999. In December 1999, $100,000 of cash was paid to the former owner of Pasta Kitchen. The remainder of $240,000 has been accrued by the Corporation and will be paid by the issuance of 55,042 shares of common stock during 2000. As a result of the revenue contingencies being resolved, the Corporation adjusted the purchase price and goodwill balance related to Pasta Kitchen by $340,000 in 1999.

       (2) The Corporation acquired all of the outstanding shares of TGF and 59% of the outstanding shares of Norbakco Ltd., a sister corporation of TGF. Cash of $1,000,000 was paid to the vendors on closing. An additional cash payment of $600,000, estimated at the date of acquisition, was payable during 1999 based on the net book value of TGF in excess of $1,000,000 at February 28, 1999. The balance of the purchase price of was paid in the form of three classes of exchangeable shares of IMSI (Class B, C and D), issued December 1, 1998, which are exchangeable for shares of the Corporation based upon the earnings of TGF for the years ending February 28, 1999, February 29, 2000 and February 28, 2001 (see Note 11).

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

3.     ACQUISITIONS (CONTINUED)

           The Corporation paid the former owners of TGF approximately $360,000, net of shareholder loans, during 1999 pursuant to the net book value calculation. In addition, based upon the earn-out formula related to the year ended February 28, 1999, the holders of Class B shares in IMSI may now receive 2,258,718 common shares, valued at $6,188,900 ($2.74 (US$1.81) per share), of the Corporation upon conversion of all of the Class B shares. As a result of the net book value calculation and the first earn-out period, the purchase price and goodwill related to TGF/Norbakco was increased by $6,548,900.

       Unaudited supplemental pro forma results of operations

       The following table presents unaudited pro forma revenue, net loss and loss per share as if the Corporation had acquired all of TGF, Norbakco and Pasta Kitchen at the beginning of each of the period presented
       (in thousands, except per share amounts):


                                                     Period from incorportion
                                     Year ended       September 26, 1997 to
                                  December 31, 1998     December 31, 1997
                                  -----------------  -------------------------
       Revenue                       $   13,014            $ 4,027
       Net income (loss)                   (478)               207
       Net income (loss) per share   $    (0.07)           $  0.03
                                     ==========            =======

       The preceeding unaudited pro forma amounts do not purport to be indicative of what actual revenues and results of operations might have been if the acquisitions had occurred at the beginning at each of the periods presented above.

       Period from incorporation, September 26, 19997 to December 31, 1997

       During the year ended December 31, 1997, the Corporation acquired the business set out in the table below, which has been accounted for using the purchase method (in thousands):

                                                                 PFPI
                                                           ----------------
       Acquisition date                                    November 1, 1997

       Total consideration and acquisition costs                 $ 666
                                                                 -----
       Assigned to fair values of net assets acquired
       Current assets                                              413
       Capital assets                                              969
       Current liabilities                                        (438)
       Long-term debt                                             (550)
                                                                 -----
                                                                   394
                                                                 -----
       Goodwill                                                  $ 272
                                                                 =====


       The Corporation acquired all the issued and outstanding shares of PFPI for cash consideration of $374,000. If the Corporation had acquired PFPI on the date of incorporation, unaudited pro forma revenue, loss and loss per share would have been $666,943, $105,242 and $(0.02), respectfully. However, the preceding unaudited pro forma amounts do not purport to be indicative of what actual revenues and results of operations might have been if PFPI was acquired effective on the date of incorporation.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

4.     CAPITAL ASSETS

                                                       December 31,
                                               1999                  1998
                                           -----------            -----------
       Cost
       Land                                $   355,800            $   120,000
       Building                              2,010,619                854,524
       Leasehold improvements                1,848,936                104,671
       Plant equipment                      11,344,842              2,383,349
       Office equipment                        449,473                225,973
       Computer equipment                      363,642                 31,285
                                           -----------            -----------
                                            16,373,312              3,719,802
                                           -----------            -----------

       Accumulated depreciation
       Building                                122,871                 43,687
       Leasehold improvements                   81,218                  1,230
       Plant equipment                       1,045,139                 49,503
       Office equipment                         28,496                  5,006
       Computer equipment                       68,954                  3,180
                                           -----------            -----------
                                             1,346,678                102,606
                                           -----------            -----------
                                           $15,026,634            $ 3,617,196
                                           ===========            ===========

       The net book value of assets recorded under capital leases totaled $3,119,093 (December 31, 1998 - $367,490), net of accumulated depreciation of $1,500,789 (1998 - $5,694).

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

5.     INTANGIBLE ASSETS

                                                                 December 31,
                                                          1999                   1998
                                                       -----------            -----------
       Cost
       Packaging artwork                               $ 1,000,040            $   210,000
       Deferred financing costs                            359,024                   --
       Brands                                              530,000                   --
       Recipes                                             454,000                   --
       Manufacturing systems and technology              1,547,000                   --
       Customer lists                                    1,252,000                   --
       Assembled workforce                                 979,000                   --
       Information systems and procedures                  261,000                   --
       Licences and quotas                                 285,000                   --
       Goodwill                                          9,977,708                630,271
                                                       -----------            -----------
                                                        16,644,772                840,271
                                                       -----------            -----------
       Accumulated amortization
       Packaging artwork                                   153,051                 36,936
       Deferred financing costs                             60,000                   --
       Brands                                                9,200                   --
       Recipes                                              10,300                   --
       Manufacturing systems and technology                 55,500                   --
       Customer lists                                       74,800                   --
       Assembled workforce                                  67,800                   --
       Information systems and procedures                   25,400                   --
       Licences and quotas                                  19,000                   --
       Goodwill                                            458,600                 15,940
                                                       -----------            -----------
                                                           933,651                 52,876
                                                       -----------            -----------
                                                       $15,711,121            $   787,395
                                                       ===========            ===========

6.     BANK OPERATING LOANS

       The Corporation and its subsidiaries have utilized an aggregate of approximately $9,500,000 of authorized lines of credit totaling $10,000,000 (December 31, 1998 - utilized an aggregate of $1,030,000 of authorized lines of credit totaling $1,750,000). The lines of credit bear interest at Canadian prime plus 1% or 7.5% at December 31, 1999 except for borrowings secured by mandatory cash deposits totalling
       $4,000,000,  in which case interest is   calculated at prime plus 1/2 or
       7.0% at December 31, 1999. The outstanding balances are due on demand and are secured by a general assignment of book debts, a general security agreement over all assets of the Corporation, life insurance on certain executives totaling $2,500,000 and a priority agreement with other lenders of the Corporation. The credit facility agreement also provides for a revolving facility of $3,500,000 for equipment loans, bearing interest at prime plus 1-1/4%; and a forward exchange contract facility totaling $7,500,000.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

7.     CAPITAL LEASE OBLIGATIONS

       The Corporation has acquired various processing equipment and vehicles under capital leases expiring 2004. Monthly principal payments vary from $524 to $5,550. Capital leases are recorded by discounting payments based on the lower of the Corporation's incremental borrowing rate or the interest rate inherent in the lease.

                                                                   December 31,
                                                            1999                  1998
                                                         ----------            ----------
       Within 12 months                                  $  656,825            $  131,378
       12 to 24 months                                      573,703               127,665
       25 to 36 months                                      560,105               103,275
       37 to 48 months                                      244,599               100,050
       49 to 60 months                                      104,273                11,242
                                                         ----------            ----------
       Gross value of minimum lease payments              2,139,505               473,610
       Less amount representing interest                    322,786                81,737
                                                         ----------            ----------
                                                          1,816,719               391,873
       Less principal amounts due in one year               421,131                94,486
                                                         ----------            ----------
                                                         $1,395,588            $  297,387
                                                         ==========            ==========

8.     LONG-TERM DEBT

                                                                                                        December 31,
                                                                                                   1999               1998
                                                                                                ----------         ----------
       Business Development Bank of Canada ("BDC")- Mortgage
           Repayable in monthly installments of $3,200 plus interest.  Interest is calculated based on BDC's floating base rate plus 1% or 9.5% (9.75% at
           December 31, 1998), and matures June 23, 2012.  The loan to PFPI is secured by a first charge on PFPI's land and building, a second charge on PFPI's inventory and accounts receivable, a $250,000 guarantee by an officer of the
           Company, a guarantee by the Company for the full amount of the loan and an
           assignment shareholder loans owing by PFPI to IMSI                                   $  518,400         $  518,400

       BDC - Equipment loan
           Repayable in two principal instalments during December and January of each year for a 5 year term.  Interest is payable monthly at 1.25%  above BDC's daily floating base rate or 9.75% (10.00% at December 31, 1998).  The loan is
           secured by a first charge on all personal property of TGF                               635,000            832,000

       Bank of Nova Scotia - Equipment loan
           Repayable in monthly installments of $2,137 for a 5 year term. Interest is payable monthly at the Bank of Nova Scotia prime rate plus 2.5% or 11.0%
           (9.25% at December 31, 1998).  The loan is secured by a first charge over the
           assets financed                                                                            --              133,128
                                                                                                ----------         ----------
       Balance to carry forward                                                                  1,153,400          1,483,528
                                                                                                ----------         ----------

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

8.     LONG-TERM DEBT (CONTINUED)

                                                                                                       December 31,
                                                                                                  1999              1998
                                                                                               ----------        ----------
       Balance carried forward                                                                 $1,153,400        $1,483,528

       Bank of Nova Scotia - Term loan
           Repayable in monthly installments of $1,500 for a period of 39 months                     --              45,819
           Interest is payable monthly at the Bank of Nova Scotia prime rate plus 2.5%
           or 11.0% (9.25% at December 31, 1998).  The loan is secured by a general security agreement over all present and future personal property

       Bank of Nova Scotia - Equipment advances
           Temporary equipment loans with no current repayment terms.  Interest is              2,150,217              --
           payable monthly on the outstanding balance at the Bank of Nova Scotia prime rate plus 1.75% or 8.25% at December 31, 1999.  The loans are secured by the underlying assets

       Royal Bank - Small business loans
           Repayable in monthly installments of $3,100 and $687.  Interest is payable              52,676              --
           monthly at the Royal Bank prime rate plus 1.5% and 2.5% respectively or 8%
           and 9% at December 31, 1999.  The loans are due November 2000 and December
           2001.  The loans are secured by a first charge on the fixed assets of the
           Ultimate Cookie Co. and subordination of claims of the former directors of the Ultimate Cookie Co. in the amount of $50,000

       Royal Bank of Canada - Mortgage
           Repayable in monthly installments of $6,500 and matures September 2011                 606,319              --
           Interest is payable monthly at the Royal Bank prime rate plus 1% or 7.5% at
           December 31, 1999.  The loan is secured by a collateral mortgage of $900,000 on property at 35 Northland Road, Waterloo, Ontario

       Royal Bank of Canada - Loan
           Repayable in monthly installments of $4,010 and matures September 2001                  73,859
           Interest is payable monthly at the bank's prime rate plus 0.75%. The loan is secured by a collateral mortgage of $150,000 on property at 35 Northland
           Road, Waterloo, Ontario
                                                                                               ----------        ----------
                                                                                                4,036,471         1,529,347
       Less amount due within one year                                                            415,958           279,044
                                                                                               ----------        ----------
                                                                                               $3,620,513        $1,250,303
                                                                                               ==========        ==========

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

8.     LONG-TERM DEBT (CONTINUED)

       Principal payments required are due as follows:

       In 12 months           $  415,958
       12 to 24 months           362,377
       25 to 36 months           277,400
       37 to 48 months           171,400
       49 to 60 months           116,400
       Thereafter              2,692,936
                              ----------
                              $4,036,471
                              ==========

9.     CONVERTIBLE DEBENTURES

       On May 10, 1999, the Corporation's subsidiary IMSI issued $4,000,000 in convertible debentures to two investors. The debentures will have a term of 48 months, bear interest at 7% per annum for the first 12 months and 13% thereafter, and will be convertible at the holder's option at any time into Class X exchangeable shares of IMSI which are then exchangeable into shares of the Corporation. IMSI will have the right to force conversion of the debentures if certain trading statistics are maintained after July 1, 1999. Approximately $360,000 was paid by IMSI in respect of fees and commissions related to the debentures.


10.    COMMITMENTS

       The Corporation is committed under operating leases for business premises and equipment with terms expiring at various dates through 2005. As of December 31, 1999, the minimum annual payments required under the lease agreements were as follows:

       In 12 months           $  943,241
       13 to 24 months           889,110
       25 to 36 months           774,805
       37 to 48 months           423,624
       49 to 60 months           325,411
       Thereafter                 51,790
                              ----------
                              $3,407,981
                              ==========

11.    SHAREHOLDER'S EQUITY

       Capital stock of the Corporation

       As of December 31, 1999, the Corporation's authorized capital stock consisted of 25,000,000 shares of common stock with a par value of US$0.001 per share and 10,000,000 shares of Class N stock with a par value of US$0.001 per share

       Common stock. As of December 31, 1999, there were 10,476,048 shares of common stock outstanding. Each share of common stock entitles the holder thereof to one non-cumulative vote, either in person or by proxy, at meetings of shareholders.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

11.    SHAREHOLDERS' EQUITY (CONTINUED)

       Class N shares. As of December 31, 1999 there were a total of 3,110,795 Class N shares issued and outstanding. The Class N shares are non-equity participating and are entitled to identical voting rights as shares of common stock. The Class N shares are issued to shareholders of IMSI who have shares of IMSI (Class B, C, D, E and X - see Exchangeable shares of
       IMSI) that are convertible into shares of common stock of the Company so that such shareholders of IMSI have voting rights at meetings of the shareholders of the Company. The holders of the Class N shares have no rights of participation on a liquidation or winding up of the Company.

       As of December 31, 1999 the Company had reserved 2,200,000 Class N shares for issuance upon determination of the exchange rights of the Class B shares, Class C shares, and Class D shares issued by IMSI. The Company will be required to reserve an additional 830,000 Class N shares in connection with such conversion based upon management's estimates that approximately 3,030,000 shares of common stock of the Company will be issued to the former shareholders of TGF in exchange for all of the Class B shares, Class C shares and Class D shares. The holders of the Class B shares, the Class C shares and the Class D shares are entitled to receive a number of Class N shares based upon the number of shares of common stock of the Company for which each of the Class B shares, the Class C shares and the Class D shares may be exchanged as determined in accordance with the share attributes of each such class. The holders of Class E shares of IMSI have the same right to receive a number of Class N shares based upon the number of shares of common stock of the Company for which each series of the Class E shares may be exchanged as determined in accordance with the share attributes of each such series (see Exchangeable shares of IMSI). Based upon management's estimate, the Company will be required to reserve an additional 2,300,000 Class N shares in connection with the conversion rights of the holders of Class E shares. There is no publicly traded market for the Class N shares.

       Exchangeable shares of IMSI

       The following securities of IMSI, which are exchangeable into common shares of the Corporation, are issued and outstanding. There is no public trading market for any of the following securities.

       Class X shares. IMSI has issued and outstanding 3,110,795 Class X shares which are exchangeable on the basis of one Class X share and one class N share of the Company for one share of common stock of the Company. Class X shares are non-participating and non-voting.

       Class B shares. IMSI has issued 300,000 Class B shares. The Class B shares are non-participating and non-voting except in respect of any future modification or changes in the Class B share characteristics. The Class B shares are exchangeable into such number of shares of common stock of the Company as determined by calculating the earnings before income tax, depreciation and amortization ("EBITDA") of TGF for the twelve month period ended February 28, 1999, and multiplying such amount by 5, less the adjusted book value; then by dividing that amount by the Canadian dollar equivalent of US$1.40 (CDN$2.04) at February 28, 1999 and subtracting from that amount 53,000.

       Class C shares. IMSI has issued 100,000 Class C shares. The Class C shares are non-participating and non-voting except in respect of any future modification or changes in the Class C share characteristics. The Class C shares are exchangeable into a number of shares of common stock of the Company, such number of shares to be determined by calculating the EBITDA of TGF for the twelve month period ended February 28, 2000; then by dividing that amount by the Canadian dollar equivalent at February 28, 2000 of the lesser of US$2.00 (CDN$2.92) or the current market price of one share of common stock of the Company determined at February 28, 2000.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

11.    SHAREHOLDERS' EQUITY (CONTINUED)

       Class D shares. IMSI has issued 59,000 Class D shares. The Class D shares are non-participating and non-voting except in respect of any future modification or changes in the Class D share characteristics. The Class D shares are exchangeable into a number of shares of common stock of the Company such number of shares to be determined by calculating the EBITDA of TGF for the twelve month period ended February 28, 2001 minus the adjusted EBITDA of TGF for the twelve month period ended February 28, 2000; then by dividing that amount by the Canadian dollar equivalent at February 28, 2001 of the lesser of US$ 2.00 (CDN$ 2.92) or the current market price of one share of common stock of the Company determined at February 28, 2001.

       Class E Series 1 and 2 shares. IMSI has issued 250,000 Class E Series 1 shares and 250,000 Class E Series 2 shares. Class E Series 1 and 2 shares are non-participating and non-voting except in respect of any future modification or changes in the Class E Series 1 and 2 share characteristics. The Class E Series 1 and 2 shares, collectively, are exchangeable into a number of shares of common stock of the Company such number of shares to be determined as follows:

         the amount being the EBITDA of D.C. Foods for the period from and including December 7, 1998 to and including December 31, 1999, divided by the current market price of one share of common stock of the Company determined as at December 31, 1999.

       Class E Series 3 and 4 shares. IMSI has issued 250,000 shares of Class E Series 3 shares and 250,000 shares of Class E Series 4 shares. Class E Series 3 and 4 shares are non-participating and non-voting except in respect of any future modification or changes in the Class E Series 3 and 4 share characteristics. The Class E Series 3 and 4 shares, collectively, are exchangeable into a number of shares of common stock of the Company such number of shares to be determined as follows:

         the amount being [four times EBITDA of D.C. Foods for the period ending March 31, 2002 or December 31, 2002 (such period to be selected by the Series 3 and 4 shareholders in their absolute discretion), minus (A) $6,000,000 and (B) an amount equal to the greater of (i) the Adjusted EBITDA of D.C. Foods for the period from and including December 7, 1998 to and including December 31, 1999, and (ii) zero], divided by the current market price of one share of common stock of the Company determined as at March 31, 2002 or December 31, 2002, as determined by the Series 3 or 4 shareholders.

       Class E Series 5 and 6 shares. IMSI has issued 250,000 shares of Class E Series 5 shares and 250,000 shares of Class E Series 6 shares. Class E Series 5 and 6 shares are non-participating and non-voting except in respect of any future modification or changes in the Class E Series 5 and 6 share characteristics.

       Class E Series 5 shares are exchangeable into a number of shares of common stock of the Company such number of shares to be determined as follows:

         the amount being four times the Adjusted EBITDA of Ultimate for the one year period ending April 30, 2000, less the net book value of Ultimate at that date, divided by the current market price of one share of common stock of the Company determined as at April 30, 2000.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

11.    SHAREHOLDERS' EQUITY (CONTINUED)

       Class E Series 6 shares are exchangeable into a number of shares of common stock of the Company such number of shares to be determined as follows:

         the amount being 25% of the aggregate of: (i) net sales in the calendar year 2002 of cookie dough or cookies by Ultimate and Tasty Selections;
         (ii) the amount of net sales in the year 2002 of any products under the trademarks of or licensed to Ultimate; and (iii) the amount of net sales in the year 2002 in the Province of Quebec of Tasty Selections products; and (iv) the amount of net sales in the year 2002 in the Province of Quebec that Michael Eskenazi or any employee under his direct control is involved in developing or promoting; minus the amount being four times Adjusted EBITDA of Ultimate for the one year period ending April 30, 2000; divided by the current market price of one share of common stock of the Company determined as at December 31, 2002.

       Capital stock transactions

       Year ended December 31, 1999

       On April 16, 1999, the Corporation executed a subscription agreement with an investor to issue 1,523,810 common shares for proceeds of approximately $3,810,000, net of issuance costs of $190,000.

       On October 22, 1999, IMSI sold by private placement 1,555,556 special warrants ("Special Warrants") for an aggregate consideration of approximately $7.0 million (US$4.7 million). Each Special Warrant entitles the holder, upon exercise thereof without any further consideration, to receive one Class X share of IMSI. Such Special Warrants are immediately exercisable and any Special Warrant not exercised by October 22, 2000 (or earlier under certain circumstances) will be deemed to have been exercised as of such date. The Special Warrants are subject to customary anti-dilution adjustment provisions. In addition, each Special Warrant will be exercisable for (i) 1.1 Class X shares of IMSI in the event that IMSI does not receive a receipt for a (final) prospectus issued by the Ontario Securities Commission by August 5, 2000, and (ii) 1.2 Class X shares in the event that IMSI is not able to obtain additional financing of least US$7 million by March 30, 2000 or certain trading volume and price targets for the Company's common stock are not met. Also, in the event that IMSI is not able to obtain such additional financing by March 30, 2000, the Special Warrants will be deemed to be amended to change all references to Class X shares of IMSI to refer to the common stock of the Corporation.

       During 1999, 1,468,750 Class N and 1,468,750 Class X shares of IMSI were exchanged for common shares of the Corporation.

       Year ended December 31, 1998

       Reverse acquisition

       On July 16, 1998, ANM, then a non-operating corporation, acquired all of the outstanding common shares of IMSI. As a condition of the transaction, ANM issued 1,400,000 common shares for proceeds of US$925,000 (CDN$1,373,000), net of issuance costs of US$55,000 (CDN$81,600) on July 15, 1998. For accounting purposes, the transaction was treated as a reverse acquisition of ANM by IMSI. In conjunction with the reverse acquisition transaction, the Corporation created and authorized 10,000,000 Class N shares, and issued 4,000,000 Class N shares to the former shareholders of IMSI. The Class N shares are non-equity participating and are entitled to identical voting rights as the common stockholders. In addition, one Class N share together with one Class X share of IMSI are convertible into common shares of the Corporation on a one for one basis at the option of the holder until 2013, at which time the Corporation can force conversion of the Class N shares.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

11.    SHAREHOLDERS' EQUITY (CONTINUED)

       During 1998, 809,538 Class N and 809,538 Class X shares of IMSI were exchanged for common shares of the Corporation.

       Private placement financing

       During the period November 17 to November 28, 1998, the Corporation sold, by private placement, 1,997,300 units for US$0.90 each, consisting of one common share and one-half of a warrant. In exchange for one warrant and US$1.40, the holder may purchase one common share of the Corporation. The warrants expired May 30, 1999. The units have a minimum holding period of one year from the date of the subscription agreements. Proceeds, net of broker commissions, were US$1,666,124 ($2,550,000 CDN).

       On May 30, 1999, all of the holders of the warrants described above exercised their rights to acquire common shares of the corporation, resulting in US $1,398,110 (CDN $2,070,700) of proceeds to the Corporation.

12.    OPTIONS GRANTED TO NON-EMPLOYEES

       Brokers' options

       In conjunction with the share issuance and reverse acquisition of ANM in July 1998, the Corporation granted 1,000,000 stock options to brokers on July 15, 1998. Pursuant to the stock option agreements, the option holders have the right to purchase common shares of the Corporation at a price of US$1.00, commencing February 1, 1999 and expiring July 1, 1999. On May 27, 1999, the Corporation agreed to extend the expiry date with respect to the brokers' options issued July 15, 1998. Of the 1,000,000 options outstanding, 400,000 options will expire on December 31, 1999 and 600,000 options will expire on June 30, 2000. During 1999, 400,000 brokers' options were exercised for proceeds of approximately $603,000.

       Consultant options

       On January 1, 1999, the Corporation issued 125,000 options to a consultant. The options were granted at an option price of $0.90 per share for the first 50,000 options. The remaining 75,000 options were granted at an exercise price of $1.50. All options expire on December 31, 2001.

13.    STOCK OPTION PLAN

       On August 10, 1998, the Board of Directors of the Corporation approved a stock option plan (the "Option Plan") applicable to the Corporation's officers and directors and authorized 2,500,000 common shares to be granted. Pursuant to the Option Plan, options are granted at an amount not less than the then-current fair market value of the common shares of the Corporation. Options may generally be exercised in equal proportions during the years following the first to fifth anniversary of the date of grant and expire on the tenth anniversary or upon termination of employment.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

13.    STOCK OPTION PLAN (CONTINUED)

       A summary of the activity in the Option Plan since inception is set forth below:

                                                       Options
                                                      Available                 Number of       Weighted Average
                                                      For Grant                  Options      Exercise Price (US$)
                                                      ---------                  -------      --------------------
       Balance at December 31, 1997                        --
                  Authorized                          2,500,000                     --
                  Granted                              (825,000)                 825,000              $0.80
                                                      ---------                  -------              -----
       Balance at December 31, 1998                   1,675,000                  825,000              $0.80
                  Authorized                               --
                  Granted                                  --                       --
                                                      ---------                  -------              -----
       Balance at December 31, 1999                   1,675,000                  825,000              $0.80
                                                      ---------                  -------              -----

       Exercisable at December 31, 1997                                             --                $  --
       Exercisable at December 31, 1998                                                               $  --
       Exercisable at December 31, 1999                                          290,000              $0.76
                                                      =========                  =======              =====

       The following table summarizes information concerning currently outstanding options at December 31, 1999:

                                                         Weighted
                                                         Average         Weighted                          Weighted
                                         Number of      Remaining        Average         Number of         Average
                                          Options      Contractual       Exercise         Options          Exercise
Exercise price (US$)                    Outstanding        Life        Price (US$)      Exercisable      Price (US$)
                                        -----------    -----------     -----------      -----------      -----------
 $0.70 - $1.50                            825,000       8.6 years        $ 0.80           290,000           $ 0.76
                                        -----------    -----------     -----------      -----------      -----------
                                          825,000                                         290,000
                                        ===========    ===========     ===========      ===========      ===========

       The Corporation has not yet established a stock option plan for employees. However, since inception the Corporation has granted a total of 93,000 in stock options to three employees in connection with their employment agreements. All of these options are outstanding and have a weighted average exercise price of US$1.93. Generally, these option grants have a 10 year term and vest equally over a 5 year period. As of December 31, 1999, 16,600 of the options were exercisable at a weighted average exercise price of US$1.55.

14.    STOCK BASED COMPENSATION

       The Corporation has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. Weighted average assumptions for stock price volatility, dividend yield, expected life of stock options and risk free interest rate were 325%, 0%, 5.25 years and 5.5%, respectively, for the year ended December 31, 1998. Weighted average assumptions for stock price volatility, dividend yield, expected life of stock options and risk free interest rate were 55%, 0%, 5.15 years and 5.5%, respectively, for the year ended December 31, 1999.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

14.    STOCK BASED COMPENSATION (CONTINUED)

       SFAS 123 requires that, for the pro forma disclosure, the compensation cost based on the fair values of the options at the grant date be amortized over the vesting period. If compensation cost for stock options had been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, the Corporation's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                         Year ended
                                                                        December 31,
                                                              1999                        1998
                                                          -------------               -------------
       Net loss
             As reported                                  $  (2,538,122)              $    (554,873)
             Pro forma                                    $  (2,811,895)              $    (622,884)

       Net loss per share, basic and diluted
             As reported                                  $       (0.19)              $       (0.09)
             Pro forma                                    $       (0.21)              $       (0.10)

       The weighted average grant date fair value of stock options granted during the years ended December 31, 1999 and 1998 was $3.45 and $1.89, respectively.

15.    INCOME TAXES

       The components of the provision for income taxes are as follows:

                                Year ended               Period ended
                                December 31,              December 31,
                           1999             1998             1997
                         --------         --------         --------
Current                  $      -         $      -         $      -
Deferred
                                -                -                -
                         --------         --------         --------
                         $      -         $      -         $      -
                         ========         ========         ========

       The components of the net deferred tax asset (liability) are as follows:

                                                                            December 31,
                                                                   1999                      1998
                                                                -----------               -----------
       Deferred income tax liabilities
             Difference between tax and accounting
               basis of assets                                  $  (840,700)              $  (167,000)
                                                                -----------               -----------
       Deferred income tax assets
             Expenses not currently deductible                      176,000                      --
             Net operating losses                                 1,872,000                   680,000
             Valuation allowance                                 (1,784,700)                 (606,000)
                                                                -----------               -----------
             Deferred income tax asset,
                net of valuation allowance                           87,300                    74,000
                                                                -----------               -----------
       Net deferred income tax asset (liability)                $  (753,400)              $   (93,000)
                                                                ===========               ===========

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

15.    INCOME TAXES (CONTINUED)

       The provision for income taxes varies from the expected provision at the statutory rates for the following reasons:

                                                                                       Year ended                  Period ended
                                                                                       December 31,                 December 31,
                                                                                 1999                1998               1997
                                                                              -----------        -----------        -----------
       Combined Canadian basic federal
         and provincial tax rates                                                    44.6%              44.6%              44.6%
                                                                              -----------        -----------        -----------

       Recovery based on the above rates                                      $(1,132,000)       $  (244,900)       $   (18,600)

       Increase (decrease) in income taxes
            resulting from the following:
               Permanent differences including
                 goodwill amortization                                            359,000             15,200              1,900
               Canadian manufacturing credits                                     203,000            (34,100)             3,200
               Change in valuation allowance                                      570,000            288,000             13,500
               Other                                                                 --              (24,200)              --
                                                                              -----------        -----------        -----------
                                                                              $      --          $     --           $      --
                                                                              ===========        ===========        ===========

       The Corporation and its subsidiaries have income tax losses totaling $4,794,000 to apply against future years' taxable income. The losses, if not utilized, expire as follows:

       2000              $   21,000
       2001                  66,000
       2002                  34,000
       2003                 248,000
       2004                 449,000
       2005                 745,000
       2006               3,231,000
                         ----------
                         $4,794,000
                         ==========

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

 16.   NET LOSS PER SHARE

                                                                           Year ended                              Period ended
                                                                           December 31,                             December 31,
                                                                 1999                        1998                       1997
                                                              ------------               ------------               ------------
       Net loss per share

       Numerator
       Net loss available to common shareholders              $ (2,538,122)              $   (554,873)              $    (41,797)
                                                              ------------               ------------               ------------
       Denominator
       Weighted average shares outstanding                      13,686,558                  6,419,141                  5,278,000
                                                              ------------               ------------               ------------
                                                              $      (0.19)              $      (0.09)              $      (0.01)
                                                              ============               ============               ============


       No diluted net loss per share disclosure is presented as the conversion of securities with dilutive potential in all periods had an anti-dilutive effect on loss per share. The Class N shares outstanding are considered common stock equivalents for the purposes of the basic loss per share and weighted average outstanding common shares calculations.

17.    CONTINGENCY

       The Corporation is defending a legal action in which the plaintiff has asserted a claim of approximately $200,000 for breach of contract. The likelihood of loss, if any, is not determinable and no accrual for this item has been recorded as of December 31, 1999.

18.    FINANCIAL INSTRUMENTS

       Fair value

       At December 31, 1999 and December 31, 1998 the estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities were equal to their carrying values due to the short-term nature of the items. The estimated fair value of long-term debt approximates fair value as the debt bears interest at floating rates.

       Foreign exchange risk

       Foreign exchange risk is the risk that changes in exchange rates will affect the Corporation's operating results. The Corporation has a foreign exchange risk with respect to expenditures in United States dollars. The Corporation periodically enters into foreign exchange contracts to minimize this risk. The operation of the foreign subsidiary in the United States is carried out in its respective currency and currency fluctuations will impact the operating results.

       Cash and cash equivalents, accounts receivable, accounts payable, and long-term debt include the following amounts in US dollars, $4,433,000 (1998 - $16,287), $4,686,000 (1998 - $542,026), $2,780,000 (1998 -
       $79,451), $156,000 (1998 - $nil), respectively, which have been translated to Canadian dollars at the exchange rate in effect at the balance sheet date.

       Credit risk

       Credit risk arises due to the concentration of accounts receivable in one geographic area or with certain customers. This risk is minimized by the fact that the Corporation sells product to large supermarket chains and specialty food retailers. Substantially all customers pay within 10 days of product delivery.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

19.    SEGMENTED INFORMATION

       The Corporation operated in four business segments for the years ended December 31, 1999 and 1998 and one business segment in 1997. Information regarding the Corporation's activities on a segmented bases includes the term of earnings measurement of "EBITDA" which refers to earnings from before interest, income taxes, depreciation and amortization. EBITDA is the measure of profit or loss used by the chief operating decision maker when making decisions regarding operations. The four operating segments are defined as follows:

        "Desserts"   -   operations of the Corporation producing fresh and
                         frozen baked goods and desserts.
        "Fresh"      -   operations of the Corporation producing fresh entrees.
        "Frozen"     -   operations of the Corporation producing frozen entrees
                         and meal components
        "Corporate"  -   operations of the Corporation providing administrative,
                         marketing, product development and financial services for all the various manufacturing operations

       The relevant information in each segment is as follows:

       1999                          Desserts               Fresh               Frozen             Corporate               Total
                                   ------------         ------------         ------------         ------------         ------------
       Revenue                     $  9,513,618         $  2,610,723         $ 36,953,840         $ (1,038,046)        $ 48,040,135
       Inter-segment
       revenue                             --                   --              1,754,788                 --              1,754,788
       EBITDA                           356,613              268,328            3,482,196           (3,727,542)             379,595
       Interest expense                (158,374)             (19,536)            (489,075)            (211,878)            (878,863)
                                   ------------         ------------         ------------         ------------         ------------

       Identifiable assets            4,325,600           17,006,203           21,419,519           43,986,269            1,234,947
       Goodwill                         838,155              578,729            8,102,224                 --              9,519,108
                                   ------------         ------------         ------------         ------------         ------------
       Total assets                   5,163,755            1,813,676           25,108,427           21,419,519           53,505,377
                                   ------------         ------------         ------------         ------------         ------------

       Capital expenditures             992,610              480,381            1,318,311              275,490            3,066,792
       Depreciation and
       amortization                $    300,990         $     71,476         $  1,470,902         $    230,314         $  2,073,682
                                   ============         ============         ============         ============         ============

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES) (CANADIAN DOLLARS)
--------------------------------------------------------------------------------

19.    SEGMENTED INFORMATION (CONTINUED)

       1998                          Desserts            Fresh               Frozen             Corporate            Total
                                   -----------         -----------         -----------         -----------         -----------
       Revenue                     $   269,377         $   352,312         $ 5,474,359         $      --           $ 6,096,048
       Inter-segment
       revenue                            --                  --                  --                  --                  --
       EBITDA                           22,078              34,985             642,687          (1,034,637)           (334,887)
       Interest expense                 (4,755)               (712)            (80,066)            (12,533)            (98,066)
                                   -----------         -----------         -----------         -----------         -----------

       Identifiable assets           1,425,724             727,402           5,502,572           1,670,948           9,326,646
       Goodwill                           --               232,979             381,352                --               614,331
                                   -----------         -----------         -----------         -----------         -----------
       Total assets                  1,425,724             960,381           5,883,924           1,670,948           9,940,977
                                   -----------         -----------         -----------         -----------         -----------

       Capital expenditures            (19,743)              3,093             105,891             127,156             216,397
       Depreciation and
       amortization                $     9,447         $    13,083         $   104,221         $    16,870         $   143,621
                                   ===========         ===========         ===========         ===========         ===========

       1997                         Desserts            Fresh          Frozen             Corporate             Total
                                   -----------       -----------     -----------         -----------         -----------
       Revenue                     $     --          $     --        $   442,493         $      --           $   442,493
       Inter-segment
       revenue                           --                --               --                  --                  --
       EBITDA                            --                --              1,687             (23,485)            (21,798)
       Interest expense                  --                --             (4,123)               --                (4,123)
                                   -----------       -----------     -----------         -----------         -----------

       Identifiable assets               --                --            818,054             978,614           1,796,668
       Goodwill                          --                --            270,112                --               270,112
                                   -----------       -----------     -----------         -----------         -----------
       Total assets                      --                --          1,088,166             978,614           2,066,780
                                   -----------       -----------     -----------         -----------         -----------

       Capital expenditures              --                --              3,164              13,671              16,835
       Depreciation and
       amortization                $     --          $     --        $    16,688         $       456         $    17,144
                                   -----------       -----------     -----------         -----------         -----------


       In 1999, there were no external customers that exceeded 10% of total revenues (1998 - three customers accounted for 51% of the total revenues; 1997 - two customers accounted for 29% of revenues).

       During the year ended December 31, 1999 sales to customers outside Canada totaled approximately $17,731,000 (1998 - $1,017,500; 1997 - $Nil).