Form 10QSB
period 2000-03-31
INTERNATIONAL MENU SOLUTIONS CORP
filed 2000-05-15
CIK 1067766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition period from      to

         Commission file number 0-30092

                    INTERNATIONAL MENU SOLUTIONS CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                       Nevada                            91-1849433
           (State or Other Jurisdiction of            (I.R.S. Employer
           Incorporation or Organization)           Identification Number)

                         350 Creditstone Road, Unit 202
                         Concord, Ontario Canada L4K 3Z2
                    (Address of Principal Executive Offices)

                                 (416) 366-6368
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(X) NO( )

10,476,048 shares of the issuer's common stock, par value $0.001 per share, and 3,110,795 shares of the issuer's Class N Shares, par value $0.001 per share, were outstanding at April 30, 2000.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    INTERNATIONAL MENU SOLUTIONS CORPORATION
                                      INDEX

                                                                                        Page
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet (unaudited) as of March 31, 2000                    2

         Consolidated Statements of Income (unaudited) for the three month periods
         ended March  31, 2000 and 1999                                                 3

         Consolidated Statements of Cash Flows (unaudited) for the three month
         periods ended March 31, 2000 and  1999                                         4

         Notes to Consolidated Financial Statements                                     5 - 7

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(CANADIAN DOLLARS)
================================================================================


                                                                   March 31,
                                                                     2000
                                                                 ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $  3,360,755
    Accounts receivable                                             5,511,399
    Inventories                                                     8,703,197
    Prepaid expenses                                                  939,338
                                                                 ------------
                                                                   18,514,689
CAPITAL ASSETS, NET                                                16,080,083
INTANGIBLE ASSETS, NET                                             15,554,797
                                                                 ------------
TOTAL ASSETS                                                     $ 50,149,569
                                                                 ============

LIABILITIES
CURRENT LIABILITIES
    Bank operating loans                                         $ 10,914,127
    Accounts payable                                                4,059,528
    Accrued liabilities                                             2,035,760
    Current portion of capital lease obligations                      443,625
    Current portion of long-term debt                                 376,520
                                                                 ------------
                                                                   17,829,560

CAPITAL LEASE OBLIGATIONS                                           1,320,129
LONG-TERM DEBT                                                      3,663,549
CONVERTIBLE DEBENTURE                                               4,000,000
DEFERRED INCOME TAXES                                                 753,400
                                                                 ------------
TOTAL LIABILITIES                                                  27,566,638
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Class N voting, non-participating stock - US$0.001 par
       value; 10,000,000 shares authorized; 3,110,795
       shares issued                                                    4,467
    Common stock - US$0.001 par value; 25,000,000 shares
       authorized; 10,476,048 shares issued                            15,051
    Additional paid-in capital                                     28,044,175
    Accumulated other comprehensive loss                             (150,152)
    Deficit                                                        (5,330,610)
                                                                 ============
TOTAL STOCKHOLDERS' EQUITY                                         22,582,931
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 50,149,569
                                                                 ============

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(CANADIAN DOLLARS)
================================================================================


                                            Three months ended
                                                 March 31,
                                          2000                1999
                                      ------------        ------------

REVENUE                               $ 15,376,259        $  3,763,311
                                      ------------        ------------

COSTS AND EXPENSES
    Cost of goods sold                  12,745,800           3,183,356
    Selling expenses                     1,398,909             309,477
    Research and development               208,177              96,970
    Administrative expenses              2,410,019             594,303
    Amortization of intangibles            394,682              30,381
                                      ------------        ------------
                                        17,157,587           4,214,487
                                      ------------        ------------
LOSS FROM OPERATIONS                    (1,781,328)           (451,176)
                                      ------------        ------------
OTHER INCOME (EXPENSE)
    Interest revenue                         2,116              18,273
    Interest expense                      (404,058)            (84,629)
                                      ------------        ------------
                                          (401,942)            (66,356)
                                      ------------        ------------

LOSS BEFORE INCOME TAXES                (2,183,270)           (517,532)
INCOME TAXES                                     -             144,400
                                      ------------        ------------
NET LOSS                              $ (2,183,270)       $   (373,132)
                                      ============        ============

NET LOSS PER SHARE - BASIC
    AND DILUTED                       $      (0.14)       $      (0.04)
                                      ============        ============
WEIGHTED AVERAGE OUTSTANDING
     COMMON SHARES                      15,845,561           9,075,300
                                      ============        ============

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(CANADIAN DOLLARS)
================================================================================


                                                              Three months ended
                                                                  March 31,
                                                            2000              1999
                                                        -----------       -----------
OPERATING ACTIVITIES
   Net loss                                             $(2,183,270)      $  (373,132)
   Item not requiring cash
      Depreciation and amortization                         816,450           102,313
      Loss on disposal of capital assets                      3,197                 -
      Deferred income taxes                                       -          (144,400)
   Changes in operating assets and liabilities
      Accounts receivable                                 6,313,219          (109,624)
      Inventories                                        (2,722,116)       (1,226,520)
      Prepaid expenses                                     (142,785)         (465,918)
      Accounts payable                                   (1,357,447)         (357,091)
      Accrued liabilities                                (1,087,952)          382,867
                                                        -----------       -----------
                                                           (360,704)       (2,191,505)
                                                        -----------       -----------

INVESTING ACTIVITIES
   Purchase of capital assets                            (1,207,477)         (287,807)
   Additions to intangible assets                          (253,948)         (223,416)
                                                        -----------       -----------
                                                         (1,461,425)         (511,223)
                                                        -----------       -----------

FINANCING ACTIVITIES
   Proceeds from bank loans                               1,110,151         2,528,660
   Proceeds from long term debt                             199,797                 -
   Payment of long-term debt and
      capital lease principal                              (292,434)         (134,801)
                                                        -----------       -----------
                                                          1,017,514         2,393,859
                                                        -----------       -----------
NET CHANGE IN CASH AND
   CASH EQUIVALENTS                                        (804,615)         (308,869)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                    4,165,370         1,865,612
                                                        -----------       -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                        $ 3,360,755       $ 1,556,743
                                                        ===========       ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest             $   404,058       $    84,629
                                                        ===========       ===========
   Cash paid during the period for income taxes         $         -       $         -
                                                        ===========       ===========

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
================================================================================


1.     ORGANIZATION

       The Company and its subsidiaries develop, market and produce a series of specialty food products for sale to food distributors, food retailer chains and specialty food retailers.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB and Regulation S-B. Consequently, the accompanying unaudited consolidated financial statements are not presented with footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements for December 31, 1999 and the accounting policies described therein filed on Form 10-KSB on April 14, 2000.

       The financial information presented reflects all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary to produce a fair statement of the financial position and results of operations for the periods included in this report.

3.     ACCOUNTING FOR EXCHANGEABLE SHARES ISSUED BY SUBSIDIARY

       In connection with the acquisition of Transcontinental Gourmet Foods and Norbakco Limited in 1998, the Company accounted for the issuance of exchangeable shares in connection with the business combinations by having an independent valuation performed and including the value of the exchangeable shares in the purchase price as of the acquisition date. This method of accounting resulted in recognition of substantially all of the purchase price (and related intangible assets) being recognized at the date of acquisition and the presentation of the exchangeable shares as minority interest on the consolidated balance sheet of the Company. However, this method of accounting of the shares was challenged by the staff of the Securities and Exchange Commission ("SEC") in connection with the Corporation's filings on Form 10-SB. In the opinion of the staff of the SEC, the underlying nature of the shares was that of contingent consideration since the shares are exchangeable into common shares of the parent based on future earnings of the business acquired. Consequently, the Company has restated the consolidated balance sheets, statements of operations and the statement of stockholders' equity for the three months ended March 31, 1999 and used the principles of contingent consideration accounting for such acquisitions as prescribed by paragraphs 79 to 80 of APB No. 16, "Business Combinations".

       The effect of applying contingent consideration accounting was as follows:

       Effect on reported net loss for the three months ended March 31, 1999:

Net loss as previously reported:                                                      $(403,132)
        Reduction of amortization charges related to decreased
            goodwill recorded at acquisition date                         42,000
        Non recognition of minority interest                             (12,000)
                                                                        ---------
     Net effect of restatement on net loss and accumulated deficit                       30,000
                                                                                      ---------
Net loss as restated                                                                  $(373,132)
                                                                                      =========

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
================================================================================


4.     COMMITMENT TO ISSUE SHARES TO SELLING SHARE HOLDERS OF ACQUIRED COMPANIES

       In connection with the acquisitions of D.C. Foods and Huxtable's which were completed in May 1999 and November 1999, respectively, the Company has performed calculations to determine additional consideration payable to the selling shareholders of the businesses acquired. The calculations were based upon the provisions in the purchase agreements between the Company and the selling shareholders.

       Based upon the operating results of D.C. Foods for the period from December 7, 1998 to December 31, 1999, the Company is obligated to issue approximately 418,400 Class N shares pursuant to the conversion formula contained in the Class E Series 1 and Series 2 shares issued by International Menu Solutions Inc. The value of the Class N shares to be issued, based on a price of US$2.94 (CDN$4.24) per share is approximately $1,774,000.

       Based upon the operating results of Huxtable's for the period from November 1, 1999 to December 31, 1999, the Company is obligated to issue approximately 956,300 common shares, valued at US$2.94 (CDN$4.24) per share to the selling shareholders of Huxtable's.

       The calculations above have not been approved by the selling shareholders of the respective companies and the board of directors of the Company. Consequently, the Company will record the value of the shares as additional purchase price (goodwill) when the shares are issued, which is expected to be during the second quarter.

       The Company is committed to issue additional consideration, generally in the form of common shares, to selling shareholders of businesses acquired based upon the operating results of the businesses acquired. Further details are set out in the Company's Annual Report on 10-KSB filed on April 14, 2000.

5.     BANKING FACILITIES AND CONVERTIBLE DEBENTURES

       As of March 31, 2000, the Company and its subsidiaries have utilized an aggregate of approximately $10,000,000 of authorized lines of credit totaling $10,000,000 (unaudited). The lines of credit bear interest at Canadian prime plus 1/2% or 7.25% at March 31, 2000 except for borrowings secured by cash deposits, in which case interest is calculated at prime or 6.75%. The outstanding balances are due on demand and are secured by a general assignment of book debts, a general security agreement over all assets of the Company, life insurance on certain executives totaling $2,500,000 and a priority agreement with other lenders of the Company.

       In addition to the authorized lines of credit, the Company has a revolving facility of $3,500,000 for equipment loans, bearing interest at prime plus 1 1/4% and a forward exchange contract facility totaling $7,500,000.

       On May 10, 1999, the Company's subsidiary IMSI issued approximately $4,000,000 in convertible debentures to two investors. The debentures have a term of 48 months, bear interest at 7% per annum for the first 12 months and 13% thereafter, and are convertible at the holder's option at any time into exchangeable shares of IMSI which are then exchangeable into shares of the Company. IMSI has the right to force conversion of the debentures if certain trading statistics are maintained after July 1, 1999. A total of $359,000 was paid by IMSI in respect of issuance costs, which have been recorded as deferred financing costs and are being amortized over the term of the debenture.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
================================================================================


5.     CONTINGENCY

       The Corporation is defending a legal action in which the plaintiff has asserted a claim of approximately $200,000 for breach of contract. The likelihood of loss, if any, is not determinable and no accrual for this item has been recorded as of March 31, 2000.

6.     NET LOSS PER SHARE

                                                    Three months ended
                                                         March 31,
                                                  2000              1999
                                              ------------      ------------
                                                       (unaudited)
Net loss per share

Numerator
Net loss available to common shareholders     $ (2,183,270)     $   (373,132)
                                              ------------      ------------

Denominator
Weighted average shares outstanding             15,845,561         9,075,300
                                              ------------      ------------
                                              $      (0.14)     $      (0.04)
                                              ============      ============


       No diluted net loss per share disclosure is presented as the conversion of securities with dilutive potential in both periods had an anti-dilutive effect on loss per share. The Class N shares deemed or actually outstanding are considered common stock equivalents for the purposes of the basis loss per share and weighted average outstanding common shares calculations.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
================================================================================


7.     SEGMENTED INFORMATION

       The Corporation operated in four business segments. Information regarding the Corporation's activities on a segmented basis includes the term of earnings measurement of "EBITDA" which refers to earnings from before interest, income taxes, depreciation and amortization. EBITDA is the measure of profit or loss used by the chief operating decision maker when making decisions regarding operations. The four operating segments are defined as follows:

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

       The relevant information in each segment is as follows:


       MARCH 31, 2000         Desserts            Fresh            Frozen          Corporate            Total
                           =======================================================================================

       Revenue              $  2,853,826      $  1,142,577      $ 11,446,640      $    (66,784)     $ 15,376,259
       Inter-segment
         Revenue
       EBITDA                     67,236           126,325           122,796        (1,281,235)         (964,878)
       Interest expense          (83,110)          (24,118)         (205,268)          (91,562)         (404,058)
                           =======================================================================================

       Identifiable
       assets                  3,407,967         1,216,709        12,068,093        17,902,002        34,594,771
       Goodwill                2,052,400           559,560        12,124,429           818,408        15,554,797
                           =======================================================================================
       Total assets            5,460,367         1,776,269        24,192,522        18,720,410        50,149,568
                           =======================================================================================

       Capital
       expenditures              136,618            46,151           958,700            66,008         1,207,477
       Depreciation and
       Amortization         $    140,243      $     32,771      $    557,604      $     85,832      $    816,450
                           =======================================================================================

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
================================================================================


7.     SEGMENTED INFORMATION (CONTINUED)


       MARCH 31, 1999             Desserts            Fresh             Frozen          Corporate            Total
                             =========================================================================================

       Revenue                  $  1,036,643      $    403,907      $  2,322,760      $          0      $  3,763,310
       Inter-segment
       Revenue                             -                 -                 -                 -
       EBITDA                         24,006            37,029            10,420          (420,368)         (348,863)
       Interest expense              (14,192)           (2,376)          (64,724)           (3,337)          (84,629)

       Identifiable assets         1,423,177           769,619         2,616,676         6,167,337        10,976,809
       Goodwill                      272,356           226,219           674,525           247,161         1,420,261
                             =========================================================================================
       Total assets                1,695,533           995,838         3,291,201         6,414,498        12,397,070
                             =========================================================================================

       Capital expenditures           71,247            80,126           109,943            26,491           287,807
       Depreciation and
       Amortization             $     16,948      $     17,654      $     62,293      $      5,418      $    102,313
                             =========================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Result of Operations

THREE MONTHS ENDED MARCH 31, 2000 (OR "Q1-00") COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (OR "Q1-99")

REVENUE: Revenue for the three months ended March 31, 2000 increased $11,612,948 or 308% to $15,376,259 from $3,763,311 during the same period in 1999. The growth in revenue can be attributed to the acquisitions made in April/May 1999 -- Tasty Selections and DC Foods, respectively and October/November 30, 1999--Ultimate and Huxtables. In addition the Company began to realize revenues generated from the sales activities of the Company's sales personnel through the development of new sales opportunities and expanding the customer base beyond those of the customer bases of the acquired companies.

COST OF GOODS SOLD/GROSS MARGIN: Cost of goods sold for the three months ended March 31, 2000 increased to $12,790,800 up $9,562,444 or 300% from $3,183,356 for the same period last year. As a percentage of revenue, cost of goods sold represented 83.2% of revenue for the three months then ended, compared to 84.6% for the same period in 1999. The change in absolute dollars is largely attributable to the previously mentioned acquisitions and establishment of the Seafood Selections division. The reduced cost as a percentage of revenue can be attributed to a more diverse product group of products with better margins.

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

SELLING EXPENSES: Selling expenses increased $1,089,432 to $1,398,909 (9.1% of revenue) for the three months ended March 31, 2000 compared to $309,477 (8.2% of revenue) for the same period ended March 31, 1999. The increase in the quarter is primarily attributable to the 1999 acquisitions. The Company increased selling expenses beyond those of the combined costs of the existing and acquired manufacturing divisions as a result of the corporate involvement in the promotion of each division's products and the Company's Selections line, the introduction of its new products to the market, and the establishment of a western Canada corporate sales office. The Company began incurring costs in the execution of its sales and marketing strategy in the second quarter and early third quarter of 1999, therefore these costs were not incurred at the increased level until after Q1-99.

RESEARCH AND DEVELOPMENT: Research and development expenses increased $111,207 to $208,177 (1.4% of revenue) for the three months ended March 31, 2000 compared to $96,970 (2.6% of revenue) for the same period last year. The increase is primarily due to continued product development efforts associated with new meal components and meal kits being developed in conjunction with new retail customers/products for launch in the second and third quarter of 2000.

ADMINISTRATIVE EXPENSES: Administrative expenses increased $1,815,716 to $2,410,019 (15.7% of revenue) for the three months ended March 31, 2000 compared to $594,303 for the same period last year (15.8% revenue). The increase in absolute dollars is due largely to previously mentioned acquisitions that were completed during 1999. In addition, the Company has continued to incur increased costs at the corporate level associated with building management infrastructure and information systems, corporate governance and reporting obligations, seeking out strategic acquisitions, investor relations, product marketing. The Company began incurring costs in the execution of its administrative strategy in the second quarter and early third quarter of 1999, therefore these cost levels were not reflected in Q1-99. These costs include the establishment of corporate offices and the implementation of information, production, and management integration strategies.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES: Amortization of intangibles increased to $394,682 (2.6% of revenues) for three months ended March 31, 2000 compared to $30,381 (0.8% of revenue) in the same period in 1999. The growth of $364,301 in the expense for intangibles amortization is a result of increased purchased goodwill on acquired businesses and continued increased expenditures on packaging and artwork in conjunction with the launch of products with new customers and the branding of existing products in accordance with the company's strategy for better brand recognition through uniformity in the quality of product presentation.

LOSS FROM OPERATIONS: The Company's loss from operations increased $1,330,152 to $1,781,328 (11.6% of revenues) for the three months ended March 31, 2000 over the same period in 1999. The increase in the loss is primarily due to significant increases in product development efforts and new administrative costs incurred to execute the growth strategy of the Company.

FINANCING COSTS: Net interest expense increased $335,586 to $401,942 for the current year to date compared to $66,356 for the same period last year. The increase is due primarily to the combined operating line financing for the Company's divisions, including all of the acquisitions, and to interest charges with respect to long-term debt, including the Company's convertible debt and capital lease obligations associated with new capital equipment acquired during 1999. In addition, the Company's operating line was higher during the Q1-00 period as compared to the same period in 1999.

RISKS AND UNCERTAINTIES

The Company believes that the future results of operations could be impacted by factors such as market acceptance of new products, and the success of the Company's marketing of its home meal replacements. Similarly, future earnings may be adversely effected by changes in the costs of goods sold, business and labor. Additionally, where the Company continues to expand its business internationally, and fluctuations in the foreign currency or general economic conditions in any of the countries in which the Company does business could adversely effect future results of operations.

The Company's ability to develop and market products that successfully adapt to current market needs may also have an impact on the Company's results of operation. A portion of future revenues will come from new products. The Company cannot determine the ultimate effect that new products and services will have on revenues, earnings or stock prices.

The Company's recent acquisitions and growth strategy to continue to acquire other food processing companies may effect future results of operations. The inability of the Company to address its non-compliance issues with its bankers could have a material adverse affect on the Company. Our operating results could be adversely effected if we fail to successfully integrate or manage acquired companies or if we are not able to obtain the cost savings which we anticipate. Furthermore, the Company's result of operations could suffer if the acquired companies do not perform as we expect.

Due to the factors noted above and elsewhere in this Management's Discussion And Analysis or Plan of Operation, the Company's future earnings and stock price may be subject to significant volatility. Past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical results to anticipate trends in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased from $4,165,370 at December 31,1999 to $3,360,755 at March 31, 2000. Of these funds $4,200,000 represent funds required to be maintained by the Company as part of its banking facilities agreements. Bank credit facilities utilized at March 31, 2000 totaled approximately $10,000,000. Total credit facilities available at March 31, 2000 were $10,000,000. The Company's Huxtables Division had net cash of approximately $537,000 at March 31, 2000.

 Historically, the Company's business cycle involves a significant investment in working capital during the first six to nine months of the year in anticipation of its late third quarter and fourth quarter sales. The Company has also made investments in new capital equipment and leases during the current period. The Company continued to build or maintain high levels of inventories in its Transcontinental Gourmet Food, Prime Foods and Seafood Selections divisions. For these divisions, inventories will decline in October for Transcontinental, consistent with its sales cycle, and in the other divisions as sales increase. In addition, the Company has continued to incur increased product development costs and costs associated with building management infrastructure and information systems, corporate governance and reporting obligations, seeking out strategic acquisitions, investor relations and obtaining new sources of financing. The operations of D.C. Foods and Pasta Kitchens have had positive cash flows from operations during this period which funded their operations and contributed to the costs in IMSI.

The Company's credit facilities with The Bank of Nova Scotia consists of the following facilities:

(1) an operating line in the maximum authorized amount of $10,000,000. The operating line may be utilized by way of direct advances or bankers' acceptance and bears interest on direct advances ranging from The Bank of Nova Scotia's Prime to Prime plus 1/2%. The operating line is repayable on demand. As security for the operating line, IMSI provided to The Bank of Nova Scotia cash collateral of $4,000,000 as well as the general security referred to below; and

(2) a revolving term facility to purchase equipment in the maximum authorized amount of $3,500,000. The term facility may be utilized by way of term promissory notes with a maximum term of 5 years and bearing interest at The Bank of Nova Scotia Prime plus 1 1/4% or by way of equipment lease bearing interest at The Bank of Nova Scotia Prime plus 1 1/4%. As security for the term facility, IMSI is to provide appropriate lease and/or conditional sales contracts as well as to maintain certain insurance coverage on the assets financed. In addition, the general security referred to below is security for the term facility.

As general security for the credit facilities, IMSI provided a general assignment of all of the assets of IMSI, a general assignment of book debts and life insurance on the life of Michael Steele. Each of Prime, TGF, Norbakco, Tasty Selections, 1005549 Ontario Limited and D.C. Foods, Huxtables and the Company have provided unlimited guarantees of the indebtedness of IMSI to The Bank of Nova Scotia supported by general assignments of all of the assets of such subsidiaries. In addition, the Company provided to The Bank of Nova Scotia a postponement and assignment of any amounts owing to it from time to time by IMSI.

The Company is currently not in compliance with certain of its financial covenants with the Bank of Nova Scotia. The Company is presently addressing these non-compliance issues with the Bank. Management is currently in the process of seeking additional financing through either debt or equity to fund the operations of the Company and further acquisitions and capital expansion. To this end, in October, the Company's subsidiary, IMSI engaged Scotia Capital Markets Inc., a division of Scotiabank & Scotia McLeod Canada, to act as its financial advisor for capital raising projects to fund the Company's acquisition strategy and infrastructure expansion and production integration plans. The Company has also recently approached several other financial services companies to assist in the raising of debt or equity financing to fund acquisitions and working capital. However, there can be no assurance that the Company or IMSI will be able to raise additional capital or whether such capital will be sufficient to satisfy financial covenants, meet the Company's plan or other ongoing needs.

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

The Company did not experience any significant or material Year 2000 related problems and does not forsee any future expenditures on such issues.

CAUTIONARY STATEMENT INVOLVING FORWARD LOOKING STATEMENTS

Some of the information in this Form 10-QSB may constitute forward-looking statements which are subject to various risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "plan," or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial conditions or state other "forward-looking" information. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to: competitive factors and pricing pressures; relationships with its manufacturers, distributors, and banks; legal and regulatory requirements; general economic conditions; and other risk factors which may be described in our future filings with the Securities and Exchange Commission. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. In addition, when considering such forward-looking statements, the reader should keep in mind the factors described in other cautionary statements appearing elsewhere in this Form 10-QSB. Such statements describe circumstances which could cause actual results to differ materially from those contained in any forward looking statement.

This Form 10-QSB may also include statistical data or disclose trends regarding the food processing industry. This data may have been obtained from industry publications and reports which we believe to be reliable sources. We have not independently verified such data nor sought the consent of any organizations to refer to their reports herein.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No unregistered securities were sold during the three months ended March 31, 2000, but the Company expects to make the following issuances in the next several months:

         Huxtable's Kitchens Acquisition:

         The Company has an obligation to issue approximately 956,300 Common shares of the Company under the terms of the Company's November 1999 acquisition of the assets of Huxtables Kitchens LLC based on the performance of the division during the period to December 31, 1999 as defined in the purchase agreement These shares have not yet been issued. The Company is currently in the process of verifying the number of shares to be issued in accordance with the agreement but does not expect the amount to be issued to be materially different from the amount above. The issue of said shares is subject to the approval of the calculations by the selling shareholders of Huxtables and must be approved by the Company's Board.

         D.C. Foods/1005549 Ontario Limited Acquisition:

         The Company has estimated that the Class E Series 1 and 2 shares of International Menu Solutions Inc. shall entitle the holders thereof to a total of approximately 418,000 Class N shares of the Company under the terms of the Company's May 1999 acquisition of D.C. Foods and 1005549 Ontario Limited based on the performance of the division during the period to December 31, 1999 as defined in the purchase agreement These shares have not yet been issued. The Company is currently in the process of verifying the entitlement of the shares in accordance with the agreement but does not expect the amount to be issued to be materially different from the amount above. The share entitlement calculations are subject to the approval by the selling shareholders of D.C. Foods and must be approved by the Company's Board.

         Options to be granted to Transcontinental Gourmet Foods:

         The Company has an obligation to grant options for the purchase of Common Stock of the Company of approximately 256,000 shares to management of Transcontinental under the terms of the Company's November 1998 purchase agreement with Transcontinental based on the performance of the division during the period to December 31, 1999 as defined in the purchase agreement These shares have not yet been formally granted. The Company is currently in the process of verifying the number of options to be granted in accordance with the agreement but does not expect the amount to be granted to be materially different from the amount above. The grant of said options must be approved by the Company's Board.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As discussed in "Part I, Item 2--Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources," the Company is currently not in compliance with certain of its financial covenants with the Bank of Nova Scotia.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27    Financial Data Schedule for the three months
                                ended March 31, 2000.

         (b) On January 18, 2000 the Company filed an amendment on Form 8-K/A to its Form 8-K dated November 24, 1999 relating to its acquisition of substantially all of the assets of Huxtable's Foods, L.L.C. The amendment included financial statements and proforma financial information relating to the acquisition.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 2000

                                  INTERNATIONAL MENU SOLUTIONS CORPORATION

                                  By:      /s/ Michael Steele
                                       -------------------------------------
                                       Michael Steele
                                       President and Chief Executive Officer

                                           /s/ Larry Hoffman
                                       -------------------------------------
                                       Larry Hoffman
                                       Chief Financial Officer