Form 10QSB
period 2000-06-30
INTERNATIONAL MENU SOLUTIONS CORP
filed 2000-08-14
CIK 1067766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES( X ) NO( )

     11,727,392 shares of the issuer's common stock, par value $0.001 per share, and 2,820,629 shares of the issuer's Class N Shares, par value $0.001 per share, were outstanding at August 11, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                    INTERNATIONAL MENU SOLUTIONS CORPORATION
                                      INDEX

                                                                                      Page
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet (unaudited) as of June 30, 2000                     2

         Consolidated Statements of Income (unaudited) for the six month
         periods ended June 30, 2000 and 1999                                           3

         Consolidated Statements of Cash Flows (unaudited) for the six month
         periods ended June 30, 2000 and  1999                                          4

         Notes to Consolidated Financial Statements                                5 - 10

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(CANADIAN DOLLARS)


                                                                              June 30,
                                                                               2000
                                                                           ------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                             $  4,357,130
     Accounts receivable                                                      5,898,788
     Inventories                                                             10,231,464
     Prepaid expenses                                                         1,667,511
                                                                           ------------
                                                                             22,154,893

CAPITAL ASSETS, NET                                                          16,862,518
INTANGIBLE ASSETS, NET                                                       20,167,967
LONG TERM RECEIVABLE                                                            860,000
                                                                           ------------
TOTAL ASSETS                                                               $ 60,045,378
                                                                           ------------

LIABILITIES
CURRENT LIABILITIES
     Bank operating loans                                                  $ 12,394,797
     Accounts payable                                                         4,686,876
     Accrued liabilities                                                      1,999,054
     Current portion of capital lease obligations                               511,946
     Current portion of long-term debt                                        5,037,145
                                                                           ------------
                                                                             24,629,818

CAPITAL LEASE OBLIGATIONS                                                     1,791,619
LONG-TERM DEBT                                                                3,592,867
CONVERTIBLE DEBENTURE                                                         4,000,000
DEFERRED INCOME TAXES                                                           753,400
                                                                           ------------
TOTAL LIABILITIES                                                            34,767,704
                                                                           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Class N voting, non-participating stock - US$0.001 par
        value; 10,000,000 shares authorized; 2,815,629 shares issued              4,041

     Common stock - US$0.001 par value; 25,000,000 shares
        authorized; 11,727,392 shares issued                                     16,857

     Additional paid-in capital                                              32,034,854
     Accumulated other comprehensive loss                                      (132,888)
     Deficit                                                                 (6,645,190)
                                                                           ------------
TOTAL STOCKHOLDERS' EQUITY                                                   25,277,674
                                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 60,045,378
                                                                           ------------

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(CANADIAN DOLLARS)


                                                               Three months ended,                      Six months ended
                                                           June 30,           June 30,            June 30,             June 30,
                                                             2000               1999                2000                1999
                                                        ------------        ------------        ------------        ------------
                                                                          (restated-Note 3)                       (restated-Note 3)
REVENUE                                                 $ 17,089,528        $  9,268,977        $ 32,465,787        $ 13,032,288
                                                        ------------        ------------        ------------        ------------

COSTS AND EXPENSES
    Cost of goods sold                                    14,476,299           8,221,872          27,222,099          11,405,228
    Selling expenses                                         893,946             597,619           2,292,855             907,096
    Administrative expenses                                3,052,835           1,283,722           5,671,031           1,974,995
    Amortization of intangibles                              393,698             199,307             788,380             229,688
                                                        ------------        ------------        ------------        ------------
                                                          18,816,778          10,302,520          35,974,365          14,517,007
                                                        ------------        ------------        ------------        ------------
LOSS FROM OPERATIONS                                      (1,727,250)         (1,033,543)         (3,508,578)         (1,484,719)
                                                        ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)
    Gain on sale of assets                                   935,000                  --             935,000                  --
    Interest expense                                        (522,330)           (216,621)           (924,272)           (282,977)
                                                        ------------        ------------        ------------        ------------
                                                             412,670            (216,621)             10,728           (282,977)
                                                        ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAXES                                  (1,314,580)         (1,250,164)         (3,497,850)         (1,767,696)
INCOME TAXES                                                      --                  --                  --             144,400
                                                        ------------        ------------        ------------        ------------
NET LOSS                                                $ (1,314,580)       $ (1,250,164)       $ (3,497,850)       $ (1,623,296)
                                                        ------------        ------------        ------------        ------------

NET LOSS PER SHARE - BASIC AND DILUTED                  $      (0.08)       $      (0.11)       $      (0.22)       $      (0.16)
                                                        ------------        ------------        ------------        ------------
WEIGHTED AVERAGE
OUTSTANDING
     COMMON SHARES                                        15,845,561          11,556,467          15,845,561          10,315,837
                                                        ------------        ------------        ------------        ------------

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CANADIAN DOLLARS)


                                                             Six months ended June 30,
                                                             2000                1999
                                                         ------------        ------------
OPERATING ACTIVITIES
   Net loss                                              $ (3,497,850)       $ (1,623,296)
   Item not requiring cash
     Depreciation and amortization                          1,762,248             635,892
     Loss (gain) on disposal of capital assets                  1,903                  --
     Deferred income taxes                                         --            (144,400)
     Gain on sale of assets                                  (935,000)                 --
   Changes in operating assets and liabilities
     Accounts receivable                                    6,000,830             999,341
     Inventories                                            4,250,383)         (2,497,445)
     Prepaid expenses                                        (870,958)         (1,548,784)
     Accounts payable                                        (983,905)           (880,981)
     Accrued liabilities                                   (1,102,573)            391,445
                                                         ------------        ------------
                                                           (3,875,686)         (4,668,228)
                                                         ------------        ------------

INVESTING ACTIVITIES
   Purchase of capital assets                              (1,588,813)         (1,666,424)
   Additions to intangible assets                          (1,162,642)           (405,909)
   Acquisitions, including net bank indebtedness
     acquired in 1999 of $920,477                                  --          (4,993,701)
                                                         ------------        ------------
                                                           (2,751,455)         (7,066,034)
                                                         ------------        ------------

FINANCING ACTIVITIES
   Issuance of shares net of issuance costs                   (62,136)          5,764,530
   Proceeds from bank loans                                 2,590,821           3,810,119
   Convertible debentures issued, net
   of issuance costs of $359,024                                   --           3,640,976
Proceeds from long term and short-term debt                 4,802,256                  --
   Payment of long-term debt and
     capital lease principal                                 (512,040)           (413,146)
                                                         ------------        ------------
                                                            6,818,901          12,802,479
                                                         ------------        ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       191,760           1,068,217

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              4,165,370           1,865,612
                                                         ------------        ------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                         $  4,357,130        $  2,933,829
                                                         ------------        ------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest              $    709,482        $    313,662
                                                         ------------        ------------
   Cash paid during the period for income taxes          $         --        $         --
                                                         ------------        ------------

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (CANADIAN DOLLARS)
(UNAUDITED)


1.     ORGANIZATION

       The Company and its subsidiaries develop, market and produce a series of specialty food products for sale to food distributors, food retailer chains and specialty food retailers.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB and Regulation S-B. Consequently, the accompanying unaudited consolidated financial statements are not presented with footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements for December 31, 1999 and the accounting policies described therein filed on Form 10-KSB with the SEC on April 14, 2000.

       The financial information presented reflects all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary to produce a fair statement of the financial position and results of operations for the periods included in this report.

       NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101,"Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. Implementation of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not completed its assessment of the impact of SAB 101 on its revenue recognition policies.

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, the Company will adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, and is currently assessing the impact of adoption on its consolidated financial statements.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (CANADIAN DOLLARS)
(UNAUDITED)


3.     ACCOUNTING FOR EXCHANGEABLE SHARES ISSUED BY SUBSIDIARY

       In connection with the acquisition of Transcontinental Gourmet Foods and Norbakco Limited in 1998, and D.C. Foods in 1999, the Company accounted for the issuance of exchangeable shares in connection with the business combinations by having an independent valuation performed and including the value of the exchangeable shares in the purchase price as of the acquisition date. This method of accounting resulted in recognition of substantially all of the purchase price (and related intangible assets) being recognized at the date of acquisition and the presentation of the exchangeable shares as minority interest on the consolidated balance sheet of the Company. However, this method of accounting of the shares was challenged by the staff of the Securities and Exchange Commission ("SEC") in connection with the Corporation's filings on Form 10-SB. In the opinion of the staff of the SEC, the underlying nature of the shares was that of contingent consideration since the shares are exchangeable into common shares of the parent based on future earnings of the business acquired. Consequently, the Company has restated the consolidated balance sheets, statements of operations and the statement of stockholders' equity for the six months ended June 30, 1999 and used the principles of contingent consideration accounting for such acquisitions as prescribed by paragraphs 79 to 80 of APB No. 16, "Business Combinations".

       The effect of applying contingent consideration accounting was as follows:

       Effect on reported net loss for the six months ended June 30, 1999:


       Net loss as previously reported:                                                               $ (1,215,396)
              Increase in amortization charges related to increased
                  goodwill recorded at acquisition date                                (29,900)
              Non recognition of minority interest                                    (378,000)
                                                                                      ----------
         Net effect of restatement on net loss and accumulated deficit                                    (407,900)
                                                                                                      --------------
       Net loss as restated                                                                           $ (1,623,296)
                                                                                                      --------------

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (CANADIAN DOLLARS)
(UNAUDITED)


4.     COMMITMENT TO ISSUE SHARES TO SELLING SHARE HOLDERS OF ACQUIRED COMPANIES

       In connection with the acquisitions of D.C. Foods, Huxtable's, Ultimate Cookie and Transcontinental Gourmet Foods ("TGF") which were completed in May 1999, November 1999, October 1999 and November 1998 respectively, the Company has performed calculations to determine additional consideration payable to the selling shareholders of the businesses acquired. The calculations were based upon the provisions in the purchase agreements between the Company and the selling shareholders.

       Based upon the operating results of D.C. Foods for the period from December 7, 1998 to December 31, 1999, the Company is obligated to issue approximately 415,000 Class N shares pursuant to the conversion formula contained in the Class E Series 1 and Series 2 shares issued by International Menu Solutions Inc. The value of the Class N shares to be issued, based on a price of US$2.94 (CDN$4.24) per share is approximately $1,759,600.

       Based upon the operating results of Huxtable's for the period from November 1, 1999 to December 31, 1999, the Company is obligated to issue approximately 956,178 common shares, valued at US$2.94 (CDN$4.24) per share to the selling shareholders of Huxtable's. The issuance has been approved by the selling shareholders and the Board of Directors of the Company and has been recorded as equity.

       Based upon the operating results of Ultimate Cookie for the period from May 1, 1999 to April 30, 2000, the Company is obligated to issue approximately 479,069 Class N shares pursuant to the conversion formula contained in the Class E Series 5 and Series 6 shares issued by International Menu Solutions Corporation. The value of the Class N shares to be issued, based on a price of US$2.150 (CDN$3.17) per share is approximately $1,518,600.

       Based upon the operating results of TGF for the period from March 1, 1999 to February 29, 2000, the company is obliged to issue approximately 502,371 common shares pursuant to the conversion formula contained in the exchangeable shares issued by International Menu Solutions Corporation to the selling shareholders of TGF. The value of the Class N shares to be issued, based on a price of at US$2.00 (CDN$2.915) per share is approximately $1,464,200.

       With the exception of Huxtable's, the calculations above have not been approved by the selling shareholders of the respective companies and the Board of Directors of the Company. Consequently, the Company will record the value of the shares as additional purchase price (goodwill) when the shares are issued, which is expected to be in the third quarter.

       The Company is committed to issue additional consideration, generally in the form of common shares, to selling shareholders of businesses acquired based on operating results of the businesses acquired. Further details are set out in the Company's Annual Report on 10-KSB filed on April 14, 2000.


5.       SALE OF ASSETS

       On June 30, 2000, Prime Foods sold all its interest in all contracts and agreements to fill orders or sell product, including the goodwill of the business, of the Seafood Selections product line for approximately $935,000. The purchase price will be satisfied over time with monthly payments of 3% of product sales of existing Seafood Selections labeled products, 2% of product sales of existing Seafood Selections products which are privately labelled by the purchaser and 1% of Seafood Selections labeled product sales of new products developed by the purchaser. Minimum payments must be received by the anniversary date of the purchase and sale agreement in the next three years of $50,0000, $100,000, $150,000 respectively. The unpaid balance must be paid on June 30, 2004.

6.     DEBT FACILITIES AND CONVERTIBLE DEBENTURES

       As of June 30, 2000, the Company and its subsidiaries have utilized an aggregate of approximately $9,452,949 of authorized lines of credit totaling $10,000,000. The lines of credit bear interest at Canadian prime plus -1/2% or 8% at June 30, 2000 except for borrowings secured by cash deposits, in which case interest is calculated at prime or 6.75%. The outstanding balances are due on demand and are secured by a general assignment of book debts, a general security agreement over all assets of the Company, life insurance on certain executives totaling $2,500,000 and a priority agreement with other lenders of the Company.

       In addition to the authorized lines of credit, the Company has a revolving facility of $3,500,000 for equipment loans, bearing interest at prime plus 1-1/4% and a forward exchange contract facility totaling $7,500,000.

       On May 10, 1999, the Company's subsidiary IMSI issued approximately $4,000,000 in convertible debentures to two investors. The debentures will have a term of 48 months, bear interest at 7% per annum for the first 12 months and 13% thereafter, and will be convertible at the holder's option at any time into exchangeable shares of IMSI which are then exchangeable into shares of the Company. IMSI will have the right to force conversion of the debentures if certain trading statistics are maintained after July 1, 2000. A total of $359,000 was paid by IMSI in respect of professional fees and commissions, which have been recorded as deferred financing costs and are being amortized over the term of the debenture.

       On June 5, 2000, the Company entered into a loan agreement with Southbridge Investment Partnership No.1, First Ontario Labour Sponsored Investment Fund Ltd., and the Bank of Montreal Capital Corporation for $4,500,000. Interest is payable monthly at a rate of 12% per annum. The interest rate on any unpaid portion increases to 24% on September 1, 2000, and to 36% per annum on December 1, 2000. The loan is subordinated to the Bank of Nova Scotia and other lenders having first charge on assets and is secured by the assets of the Company and its subsidiaries. The loan is due February 28, 2001. Debt Issuance costs of $500,560 have been deferred and are to be amortized over a nine month period.

7.     CONTINGENCY

       The Corporation is defending a legal action in which the plaintiff has asserted a claim of approximately $200,000 for breach of contract. The likelihood of loss, if any, is not determinable and no accrual for this item has been recorded as of June 30, 2000.

8.     NET LOSS PER SHARE

                                                             Six months ended June 30,
                                                              2000                1999
                                                              ----                ----
                                                                     (unaudited)
       Net loss per share

       Numerator
       Net loss available to common shareholders           $ (3,497,850)       $ (1,623,296)
                                                           ------------        ------------
       Denominator
       Weighted average shares outstanding                   15,845,561          10,315,837
                                                           ------------        ------------
                                                           $      (0.22)       $      (0.16)
                                                           ------------        ------------

       No diluted net loss per share disclosure is presented as the conversion of securities with dilutive potential in both periods had an anti-dilutive effect on loss per share. The Class N shares deemed or actually outstanding are considered common stock equivalents for the purposes of the basis loss per share and weighted average outstanding common shares calculations.

9.     SEGMENTED INFORMATION

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

       "Frozen"- operations of the Corporation producing frozen entrees and meal components

       "Corporate"- operations of the Corporation providing administrative, marketing, product development and financial services for all the various manufacturing operations

       The relevant information in each segment is as follows:


       JUNE 30, 2000                  Desserts            Fresh              Frozen            Corporate             Total
       -------------                  --------            -----              ------            ---------             -----
       (SIX MONTHS)
       Revenue                    $  6,006,663        $  2,542,535        $ 23,971,585        $    (54,996)       $ 32,465,787
       Inter-segment
       revenue                              --                  --                  --                  --                  --
       EBITDA                          331,141             409,981           1,871,612          (3,641,215)         (1,028,481)
       Interest expense               (158,193)            (55,474)           (402,701)           (307,904)           (924,272)
                                  ------------        ------------        ------------        ------------        ------------

       Identifiable assets           5,677,957           1,509,927          27,517,948           4,954,428          39,660,260
       Intangible assets             1,937,643             544,533          15,731,270           1,954,521          20,167,967
                                  ------------        ------------        ------------        ------------        ------------
       Total assets                  7,615,600           2,054,460          43,249,218           6,908,949          59,828,227
                                  ------------        ------------        ------------        ------------        ------------

       Capital expenditures            380,736              90,040           1,341,232              57,881           1,869,889
       Depreciation and
       amortization               $    289,693        $     63,190        $  1,191,077        $    218,288        $  1,762,248
                                  ------------        ------------        ------------        ------------        ------------

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)

9.     SEGMENTED INFORMATION  (CONTINUED)


 JUNE 30, 1999                 Desserts             Fresh              Frozen            Corporate             Total
 -------------                 --------             -----              ------            ---------             -----
(SIX MONTHS)

Revenue                    $  3,774,969        $    874,770        $  8,370,284        $     12,265        $ 13,032,288
Inter-segment revenue                --                  --                  --

EBITDA                          148,951              52,099             288,201          (1,049,278)           (848,827)
Interest expense                (57,983)             (5,264)          (187,148)             (32,582)           (282,977)
                           ------------        ------------        ------------        ------------        ------------

Identifiable assets           3,818,030             603,430          14,240,762           4,504,668          23,166,890
Intangible assets             1,783,235             236,831           8,598,218             732,969          11,351,253
                           ------------        ------------        ------------        ------------        ------------
Total assets                  5,601,265             840,261          22,838,980           5,237,637          34,518,143
                           ------------        ------------        ------------        ------------        ------------

Capital expenditures            777,415             109,036             613,664             166,309           1,666,424
Depreciation and
amortization               $     72,571        $     21,906        $    519,757        $     21,658        $    635,892
                           ------------        ------------        ------------        ------------        ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Result of Operations:

Except as otherwise indicated all amounts presented in this management's discussion and analysts and elsewhere in this report are presented in Canadian dollars, our functional currency.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 AND THE THREE MONTH ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

REVENUE: Revenue for the six months ended June 30, 2000 increased $19,433,499 or 149.1% to $32,465,787 from $13,032,288 during the same period in 1999. The growth in revenue can be attributed to the acquisitions made in April, May, October, and November 1999 of Tasty Selections, DC Foods, Ultimate and Huxtable's respectively, (collectively, "the 1999 acquisitions"). In addition the Company began to realize revenues generated from the sales activities of the Company's sales personnel through the development of new sales opportunities and expanding the customer base beyond those of the customer bases of the acquired companies. During this period sales in TGF, Pasta Kitchens, Prime were all higher than for the same period in 1999. Sales in DC Foods and Ultimate Cookie were also higher than historically. Sales in the Seafood division were lower as the Company filled large initial stocking orders during this period in 1999 while 2000 sales during this period were primarily regular sales orders. During the period, the Company eliminated certain products from its product group, specifically as it related to some fresh direct store delivery products in its Tasty Selections division. Overall, sales in the Tasty Selections division remained relatively unchanged for the second quarter over the first quarter.

Revenue for the three months ended June 30, 2000 increased $7,820,551 to $17,089,528, up 84.3% from $9,268,977 for the same period last year. The primary reason for the increase is the impact of the 1999 acquisitions. Sales for the second quarter increased marginally over the first quarter consistent with the Company's products sales cycle. While the Company's sales in the first quarter were negatively impacted by the overstock position of many retailers at the end of 1999, it's sales levels returned to typical levels in the second quarter.


COST OF GOODS SOLD/GROSS MARGIN: Cost of goods sold for the six months ended June 30, 2000 increased to $27,222,099 up $15,816,871 or 138.7% from $11,405,228 for the same period last year. As a percentage of revenue, cost of goods sold improved representing 83.8% of revenue for the six months ended June 30, 2000, compared to 87.5% for the same period in 1999. The change in absolute dollars is largely attributable to the 1999 acquisitions. The reduced cost as a percentage of revenue can be attributed to a more diverse groups of products. As a percentage of revenue, the Company continued to lower its cost of goods sold due to the efficiencies resulting from certain capital expenditures made in last half of 1999 and the rationalization of certain lower margin product lines in its divisions, and specifically in its bakery division as related to fresh direct store delivery products.

During the three month period ended June 30, 2000 the Company, as discussed above continued to see margin improvement as a result of its capital expenditure programs in 1999, increased volumes and changes in product mix.

The sales cycle for some of the Company's products typically reflect lower sales during the first two quarters resulting in partial underabsorbtion of some direct overhead costs. Therefore, during this period margins are lower than the overall percentage for the year. Also, a larger percentage of the Company's revenues during this period are related to the sales by the Company's DC Foods subsidiary, which is characterized by larger sales volume and lower margin than the rest of the divisions.

SELLING EXPENSES: Selling expenses increased $1,385,759 to $2,292,855 (7.1% of revenue) for the six months ended June 30, 2000 compared to $907,096 (6.9% of revenue) for the same period in 1999. The increase for the six month ended June 30, 2000 is primarily attributable to the 1999 acquisitions. The Company increased selling expenses beyond those of the combined costs of the existing and acquired manufacturing units as a result of the corporate involvement in the promotion of each division's products and the Company's Selections line, and the introduction of its new products to the market. The Company began incurring costs in the execution of this sales and marketing strategy in the second quarter and early third quarter of 1999, therefore these costs were not incurred at the increased level until part way through and after the 1999 six month period.

ADMINISTRATIVE EXPENSES: Administrative expenses increased 3,696,036 to $5,671,031 (17.5% of revenue) for the six months ended June 30, 2000 compared to $1,974,995 for the same period last year (15.2% revenue). The increase in absolute dollars is due largely to the 1999 acquisitions. In addition, the Company has continued to incur increased costs at the corporate level associated with building management infrastructure and information systems, corporate governance and reporting obligations, seeking out strategic acquisitions, investor relations, and product marketing. The Company began incurring costs in the execution of its administrative strategy in the second quarter and early third quarter of 1999, therefore these cost levels fully were not reflected in the 1999 six month period. These costs include the establishment of corporate offices and the implementation of information, production, and management integration strategies.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES: Amortization of intangibles increased to $788,380 (2.4% of revenues) for six months ended June 30, 2000 compared to $229,688 (1.8% of revenue) in the same period in 1999. The increase of $558,692 in the expense for intangibles amortization is a result of increased purchased goodwill on acquired businesses and continued increased expenditures on packaging and artwork in conjunction with the launch of products with new customers and the branding of existing products in accordance with the Company's strategy to achieve improved brand recognition through enhanced quality and uniformity in product presentation. In addition, the value of the intangibles increased during the six month period ended June 30, 2000 due to the settlement and determination of certain acquisition earnout amounts in the first and second quarters of 2000.

LOSS FROM OPERATIONS: The Company's loss from operations increased $2,023,859 to $3,508,578 (10.8% of revenues) for the six months ended June 30, 2000 over the loss of 1,484,719 (11.4% of revenues) in the 1999 period. The increase in the loss is primarily due to significant increases in product development, marketing, amortization of intangibles, and new administrative costs incurred to execute the growth strategy of the Company.

The loss from operations for the three months ended June 30, 2000 increased $693,707 to $1,727,250 over the same period in 1999; however, as a percentage of revenue the loss decreased to 10.1% of revenues from 11.1%. Losses in the three months ended June 30, 2000 as in the first six months then ended are typical of the business cycle for the Company as it incurs operating, selling and administrative expenses during this period and builds inventories in anticipation of its third and fourth quarter sales.

FINANCING COSTS: Net interest expense increased $641,295 to $924,272 for the six months ended June 30, 2000 as to date compared to $282,977 for the same period last year. The increase is due primarily to the combined operating line financing for the Company's units, including all of the acquisitions, and to interest charges with respect to long-term debt, including the Company's convertible debt, capital lease obligations associated with new capital equipment acquired during 1999, and the loan obtained in June 2000. In addition, the Company's operating line was higher during the six months ended June 30, 2000 as compared to the same period in 1999.

GAIN ON SALE OF ASSETS: On June 30, 2000, the Company sold certain intangible assets, recipes, and trademarks of the Prime Foods' Seafood Selections division to former managers of the division. Under the terms of the agreement, the Company sold the recipes and trademarks for $935,585 payable over four years. In return the purchaser agreed to pay royalties on sales for a period of up to six years, subject to certain minimum payment amounts at rates of between 1% and 3% with the initial payments to be used to paydown any unpaid balance due at the end of the fourth year. All right and title to the recipes and trademarks transfer only upon payment in full of the purchase amount. In addition, the purchasers agreed to buy the Seafood Selections inventory of the Company during the period up to February 28, 2001 at which time the purchasers agree to pay for any inventory not previously purchased to that date.


RISKS AND UNCERTAINTIES

The Company believes that the future results of operations could be impacted by factors such as market acceptance of new products, and the success of the Company's marketing of its home meal replacement products. Similarly, future earnings may be adversely effected by changes in the costs of goods sold, business and labor. Additionally, where the Company continues to expand its business internationally, and fluctuations in the foreign currency or general economic conditions in any of the countries in which the Company does business could adversely effect future results of operations.

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

Due to factors including those noted above and elsewhere in the Management's Discussion and Analysis of Financial Conditions and Results of Operation, the Company's future earnings and stock price may be subject to significant volatility. Past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical results to anticipate trends in future periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased from $4,165,370 at December 31,1999 to $4,357,130 at June 30, 2000. Of these funds, $200,000 represents funs required to be maintained as security for certain of its long term debt, and $4,000,000 represent funds required to be maintained by the Company as part of its banking facility agreement with the Bank of Nova Scotia at the time. The latter funds are to be utilized to pay down the facility upon the completion of the legal documentation for a new Bank of Nova Scotia facility. Bank credit facilities utilized at June 30, 2000 totaled approximately $9,500,000. Total credit facilities available at June 30, 2000 were $10,000,000.

Historically, the Company's business cycle involves a significant investment in working capital during the first six to nine months of the year in anticipation of its late third quarter and fourth quarter sales. The Company continued to build or maintain high levels of inventories in its Transcontinental Gourmet Food, Prime Foods and Seafood Selections divisions. For these divisions, inventories are expected to decline in October for Transcontinental, consistent with its sales cycle, and as sales increase in Prime. In addition, the Company has continued to incur increased costs associated with building management infrastructure and information systems, corporate governance and reporting obligations, seeking out strategic acquisitions, investor relations and obtaining new sources of financing. The operations of D.C. Foods, Ultimate and Pasta Kitchens have had positive cash flows from operations during the first six months of 2000 which funded their operations and contributed to the costs in IMSI.

In addition to funds from operations, the Company obtained additional funds from the loans entered into with Southbridge Investment Partnership No. 1, or Southbridge, First Ontario Labour Sponsored Investment Fund Ltd., and Bank of Montreal Capital Corporation to fund working capital and capital expansion of the Company. The amount, net of transaction costs, received from the transaction was approximately $4,000,000.

Bank of Nova Scotia:

In August, the Company agreed to renew its credit facilities with the Bank of Nova Scotia under the following terms:

(1) an operating line in the maximum authorized amount of $10,000,000. The operating line may be utilized by way of direct advances or bankers' acceptance and bears interest on direct advances at The Bank of Nova Scotia's prime rate plus -1/2%. The operating line is repayable on demand. As security for the operating line, IMSI provided to The Bank of Nova Scotia with general security referred to below, under the new facility, the Bank released the requirement to maintain cash collateral of $4,000,000 the funds being used to pay down existing debt; and

(2) a revolving term facility to purchase equipment in the maximum authorized amount of $3,500,000. The term facility may be utilized by way of term promissory notes with a maximum term of 5 years and bearing interest at The Bank of Nova Scotia Prime plus 1 -1/4% or by way of equipment lease bearing interest at The Bank of Nova Scotia Prime plus 1 -1/4%. As security for the term facility, IMSI is to provide appropriate lease and/or conditional sales contracts as well as to maintain certain insurance coverage on the assets financed. In addition, the general security referred to below is security for the term facility.

(3) A non-revolving equipment purchase facility to purchase equipment in the maximum authorized amount of $1,500,000. The term facility may be utilized by way of term promissory notes with a term of 5 years and bearing interest at The Bank of Nova Scotia Prime plus 1 1/2% or by way of equipment lease bearing interest at The Bank of Nova Scotia Prime plus 1 1/2% to finance up to 70% of the equipment value. As security for the term facility, IMSI is to provide appropriate lease and/or conditional sales contracts as well as to maintain certain insurance coverage on the assets financed. In addition, the general security referred to below is security for the term facility.

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


Southbridge Investment Partnership No. 1, First Ontario Labour Sponsored Investment Fund Ltd., and Bank of Montreal Capital Corporation - Loan:

On June 5, 2000, the Company entered into a loan agreement with its largest existing institutional shareholders Southbridge Investment Partnership No. 1, or Southbridge, First Ontario Labour Sponsored Investment Fund Ltd., and Bank of Montreal Capital Corporation as lenders pursuant to which IMSI borrowed the principal amount of $4,500,000. Interest is payable monthly at a rate of 12% per annum until August 31, 2000, and then increases to match the funds' equity returns to a rate of 24% per annum for the period from September 1, 2000 to and including November 30, 2000, and at the rate of 36% per annum for the period from December 1, 2000 to and including February 28, 2001. The loan is subordinated to the Bank of Nova Scotia, and other lenders having first charge on assets. The loan is secured by our assets and the assets of our subsidiaries. We received approximately $4,000,000 after deduction of fees and commissions. The loan matures on February 28, 2001.


The Company is currently in compliance with its financial covenants with the Bank of Nova Scotia. To fund its continuing strategy of acquiring and integrating new businesses and its working capital requirements, management is currently in the process of seeking additional financing through various forms of equity to fund the operations of the Company's ongoing mergers and further acquisitions and capital plant expansion. To this end, the Company has approached several financial services companies to assist in the raising of debt or equity financing to fund acquisitions and working capital. However, there can be no assurance that the Company or IMSI will be able to raise additional capital or whether such capital will be sufficient to satisfy financial covenants, meet the Company's plan or other ongoing needs.



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

PART II   - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No unregistered securities were sold during the three months ended June 30, 2000. During the period the following transactions occurred:

In June, 2000 the Company's Board finalized and approved the issuance of 956,178 shares of common stock to the sellers of Huxtable's under the terms of the Company's November, 1999 asset purchase agreement for acquisition of the assets of Huxtables Kitchens LLC based on the performance of the unit during the period November 1, 1999 to December 31, 1999 as defined in the purchase agreement.

In May, certain shareholders exchanged 295,166 Class x shares of International Menu Solutions Inc. (and surrendered 295,166 Class N shares of the Company) for the same number of shares of common stock of the Company. Other than the exchange and surrender of such shares, there was no consideration accruing to the Company for the exchange and surrender.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 Financial Data Schedule for the six months ended June 30, 2000.

         (b) None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August  11, 2000

                                      INTERNATIONAL MENU SOLUTIONS CORPORATION



                                      By: /s/ MICHAEL STEELE
                                          -----------------------
                                              Michael Steele
                                          President and Chief Executive Officer