Form 10QSB
period 2000-09-30
INTERNATIONAL MENU SOLUTIONS CORP
filed 2000-11-14
CIK 1067766

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ---------------

                                 FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000

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

12,538,434 shares of the issuer's common stock, par value $0.001 per share, and 6,003,632 shares of the issuer's Class N Shares, par value $0.001 per share, were outstanding at October 31, 2000.


===============================================================================

PART I   - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   INTERNATIONAL MENU SOLUTIONS CORPORATION
                                    INDEX

                                                                                      Page
ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet as of September 30, 2000 (unaudited)
        and December 31, 1999                                                          2

        Consolidated Statements of Operations (unaudited) for the three and
        nine month periods ended September 30, 2000 and 1999                           3

        Consolidated Statement of Shareholders' Equity and Comprehensive loss
        for the nine months period ended September 30, 2000                            4

        Consolidated Statements of Cash Flows (unaudited) for the nine month
        periods ended September 30, 2000 and  1999                                     5

        Notes to Consolidated Financial Statements                                     6 - 12

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(CANADIAN DOLLARS)

-------------------------------------------------------------------------------------------------------------------

                                                                                    September 30,     December 31,
                                                                                         2000            1999
                                                                                   ----------------   -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $     223,014      $  4,165,370
  Accounts receivable                                                                   8,101,801        11,824,618
  Inventories                                                                          12,279,321         5,981,081
  Prepaid expenses                                                                      2,478,950           796,553
-------------------------------------------------------------------------------------------------------------------
                                                                                       23,083,086        22,767,622
CAPITAL ASSETS, NET                                                                    17,570,610        15,026,634
GOODWILL, NET                                                                          17,883,955         9,548,989
OTHER INTANGIBLE ASSETS, NET                                                            6,894,809         6,192,013
LONG TERM RECEIVABLE                                                                    1,506,356                --
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $  66,938,816      $ 53,535,258
===================================================================================================================

LIABILITIES
CURRENT LIABILITIES
  Bank operating loans                                                              $   8,860,696      $   9,803,977
  Accounts payable                                                                      8,334,176          5,239,600
  Accrued liabilities                                                                   3,926,926          3,123,712
  Current portion of capital lease obligations                                            570,785            421,131
  Current portion of long-term debt                                                     5,564,146            415,958
--------------------------------------------------------------------------------------------------------------------
                                                                                       27,256,729         19,004,378

CAPITAL LEASE OBLIGATIONS                                                               2,163,765          1,395,588
LONG-TERM DEBT                                                                          3,746,512          3,620,513
CONVERTIBLE DEBENTURE                                                                   4,000,000          4,000,000
DEFERRED INCOME TAXES                                                                     753,400            753,400
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                      37,920,406         28,773,819
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

REDEMPTION VALUE OF WRITTEN PUT OPTIONS                                                 1,015,000                 --
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Class N voting, non-participating stock; US$0.001 par
    value; 10,000,000 shares authorized; 6,003,632 and 3,110,795
    shares issued                                                                           8,704             4,467
  Common stock - US$0.001 par value; 25,000,000 shares
    authorized; 12,538,434 and 10,476,048 shares issued                                    18,059            15,051
  Additional paid-in capital                                                           38,035,449        28,044,175
  Accumulated other comprehensive loss                                                   (127,763)         (154,974)
  Accumulated deficit                                                                  (9,931,039)       (3,147,340)
-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             28,003,410        24,761,379
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  66,938,816      $ 53,535,258
===================================================================================================================

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(CANADIAN DOLLARS)

-------------------------------------------------------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                     2000                 1999               2000                1999
                                               ----------------- --------------------- ------------------ ---------------------
                                                                  (RESTATED - NOTE 3)                      (RESTATED - NOTE 3)

REVENUE                                         $   18,028,916        $   8,647,828      $   50,494,703      $   21,680,117
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Cost of goods sold                                15,347,363            7,377,439          42,569,462          18,782,667
  Selling expenses                                   1,696,247              420,366           3,989,102           1,327,463
  Administrative expenses                            3,205,534            2,007,619           8,876,565           3,982,614
  Gain on sale of assets                                     -                    -            (935,000)                  -
  Amortization of goodwill and other
   intangible assets                                   199,942              145,384             988,322             391,140
-------------------------------------------------------------------------------------------------------------------------------
                                                    20,449,086            9,950,808          55,488,451          24,483,884
-------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                (2,420,170)          (1,302,980)         (4,993,748)         (2,803,767)
-------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest revenue                                     146,209                  -               148,431              30,253
  Interest expense                                  (1,011,888)            (260,158)         (1,938,382)           (573,388)
-------------------------------------------------------------------------------------------------------------------------------
                                                      (865,679)            (260,158)         (1,789,951)           (543,135)
-------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                            (3,285,849)          (1,563,138)         (6,783,699)         (3,346,902)

INCOME TAXES                                               -                 25,000                 -               169,400
-------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                        $   (3,285,849)       $  (1,538,138)     $   (6,783,699)     $   (3,177,502)
===============================================================================================================================

NET LOSS PER SHARE - BASIC
  AND DILUTED                                   $        (0.19)       $       (0.12)     $        (0.42)     $        (0.30)
===============================================================================================================================
WEIGHTED AVERAGE OUTSTANDING
  COMMON SHARES                                     16,929,312           13,084,669          16,071,380          10,590,387
===============================================================================================================================

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (UNAUDITED) (CANADIAN DOLLARS)
================================================================================

                                                                                                               Additional
                                                        Class N                    Common                        Paid-In
                                                         Shares      Amount        Shares        Amount          Capital
---------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                             3,110,795     $4,467     10,476,048      $15,051     $28,044,175

Translation adjustments

     Issuance of common shares
      net of issuance costs                                   --         --       1,767,220        2,580       6,238,668

     Issuance of exchangeable shares
      by IMSI in connection
      with the acquisition of
      businesses                                        3,188,003      4,665            --           --        3,246,712

     Adjustment to additional paid in capital
     to reflect 479,069 shares authorized to
     be issued                                                --         --             --           --        1,520,894

     Share exchange                                      (295,166)      (428)       295,166          428             --

    Fair value of warrants issued                             --         --             --            --         240,000
                                                              --         --             --            --        <240,000>

    Fair value of written put option                          --         --             --            --         535,000
                                                              --         --             --            --        <535,000>

     Transfer related to redemption value of
     written put option                                       --          --            --            --      (1,015,000)

Net loss
---------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 2000                            6,003,632     $8,704     12,538,434      $18,059     $38,035,449
===========================================================================================================================


                                                    Accumulated
                                                       Other                               Total               Total
                                                   Comprehensive       Accumulated      Stockholders'      Comprehensive
                                                        Loss             Deficit           Equity               Loss
---------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                          $(154,973)        $(3,147,340)       $24,761,380

Translation adjustments                                 27,210                                 27,210          27,210

     Issuance of common shares
      net of issuance costs                                --                  --           6,241,248             --

     Issuance of exchageable shares
      by IMSI in connection
      with the acquisition of
      businesses                                           --                  --           3,251,377             --

     Adjustment to additional authorized
     paid in capital to reflect 479,069
     shares to be issued                                   --                  --           1,520,894             --

     Share exchange                                        --                  --                 --              --

     Fair value of warrants issued                         --                  --                 --              --
                                                           --                  --                 --              --

     Fair value of written put options                     --                  --                 --              --
                                                           --                  --                 --              --
     Transfer related to redemption value of
     written put option                                    --                  --          (1,015,000)            --

Net loss                                                                (6,783,699)        (6,783,699)     (6,783,699)
-------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 2000                         $(127,763)        $(9,931,039)       $28,003,410     $(6,756,489)
=========================================================================================================================

                 See notes to consolidated financial statements

INTERNATIONAL MENU SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CANADIAN DOLLARS)
--------------------------------------------------------------------------------

                                                                          Nine months ended
                                                                             September 30,
                                                                         2000                1999
                                                                   ---------------     ---------------
OPERATING ACTIVITIES
 Net loss                                                          $   (6,783,699)     $   (3,177,502)
 Item not requiring cash
    Depreciation and amortization                                       2,465,864           1,182,727
    Deferred income taxes                                                    -               (169,400)
    Gain on sale of assets                                               (935,000)               -
 Changes in operating assets and liabilities
    Accounts receivable                                                 3,797,817             455,868
    Inventories                                                        (6,298,240)         (3,998,834)
    Prepaid expenses                                                   (1,682,397)         (1,515,327)
    Accounts payable                                                    3,334,576          (1,194,199)
    Accrued liabilities                                                   830,424             159,380
------------------------------------------------------------------------------------------------------------
                                                                       (5,270,655)         (8,257,287)
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Purchase of capital assets                                            (2,547,037)         (2,766,086)
 Additions to intangible assets                                        (1,391,113)           (688,371)
 Acquisitions                                                          (4,993,701)
------------------------------------------------------------------------------------------------------------
                                                                       (3,938,150)         (8,448,158)
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Issuance of shares                                                     1,992,038           6,603,879
 Proceeds (net repayments of) from bank loans                            (943,280)          8,236,990
 Advances to related parties                                             (646,356)              -
 Convertible debentures issued                                               -              3,640,976
 Proceeds from long-term and short-term debt                            5,597,142           1,155,761
 Payment of long-term debt and
    capital lease principal                                              (733,095)           (535,780)
------------------------------------------------------------------------------------------------------------
                                                                        5,266,449          19,101,826
------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                                      (3,942,356)          2,396,381

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                    4,165,370           1,865,612
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                     $      223,014      $    4,261,993
------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest                          $    1,535,223      $      573,388
------------------------------------------------------------------------------------------------------------
 Cash paid during the period for income taxes                      $         -         $         -
------------------------------------------------------------------------------------------------------------

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------

1.     ORGANIZATION

       The Corporation and its subsidiaries develop, market and produce a series of specialty food products for sale to food distributors, food retailer chains and specialty food retailers.

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

       NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101,"Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. Implementation of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Corporation does not anticipate that the implementation of SAB 101 will materially affect its financial statements due to the nature of the business.

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No.
       133. Based on the revised effective date, the Corporation will adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, and is currently assessing the impact of adoption on its consolidated financial statements.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------

3.     ACCOUNTING FOR EXCHANGEABLE SHARES ISSUED BY SUBSIDIARY

       In connection with the acquisition of Transcontinental Gourmet Foods and Norbakco Limited in 1998, and D.C. Foods in 1999, the Corporation accounted for the issuance of exchangeable shares in connection with the business combinations by having an independent valuation performed and including the value of the exchangeable shares in the purchase price as of the acquisition date. This method of accounting resulted in recognition of substantially all of the purchase price (and related intangible assets) being recognized at the date of acquisition and the presentation of the exchangeable shares as minority interest on the consolidated balance sheet of the Corporation. However, this method of accounting of the shares was challenged by the staff of the Securities and Exchange Commission ("SEC") in connection with the Corporation's filings on Form 10-SB. In the opinion of the staff of the SEC, the underlying nature of the shares was that of contingent consideration since the shares are exchangeable into common shares of the parent based on future earnings of the business acquired. Consequently, the Corporation has restated the consolidated balance sheets, statements of operations and the statement of stockholders' equity for the nine months ended September 30, 1999 and used the principles of contingent consideration accounting for such acquisitions as prescribed by paragraphs 79 to 80 of APB No. 16, "Business Combinations".

       The effect of applying contingent consideration accounting was as follows:

       Effect on reported net loss for the nine months ended September 30, 1999:

Net loss as previously reported:                                                         $       (2,324,842)
    Increase in amortization charges related to increased
        goodwill recorded at acquisition date                               (63,660)
    Non recognition of minority interest                                   (789,000)
                                                                    ----------------
  Net effect of restatement on net loss and accumulated deficit                                    (852,660)
                                                                                        ---------------------
Net loss as restated                                                                     $       (3,177,502)
                                                                                        ---------------------

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------

4.     CONTINGENT CONSIDERATION ASSOCIATED WITH ACQUISITIONS

       In connection with the acquisitions of D.C. Foods, Huxtable's, Ultimate Cookie and Transcontinental Gourmet Foods ("TGF") which were completed in May 1999, November 1999, October 1999 and November 1998 respectively, the Corporation has performed calculations to determine additional consideration payable to the selling shareholders of the businesses acquired. The calculations were based upon the provisions in the purchase agreements between the Corporation and the selling shareholders. The Corporation has recorded the value of the shares as additional purchase price (goodwill).

       Based upon the operating results of D.C. Foods for the period from December 7, 1998 to December 31, 1999, during the quarter ended September 30, 2000, the Corporation issued 413,024 Class N shares based upon the conversion formula contained in the Class E Series 1 and Series 2 shares issued by the Corporation's subsidiary, International Menu Solutions Inc. Based on the December 31, 1999 market price of the Corporation's common stock of US$2.94 (CDN$4.24) per common share, the value of the Class E Series 1 and Series 2 shares is approximately $1,761,000. This calculation has increased the purchase price and goodwill related to D.C. Foods by $1,761,000.

       Based upon the operating results of Huxtable's for the period from November 1, 1999 to December 31, 1999, the Corporation was obligated to issue approximately 956,178 common shares, valued at US$2.94 (CDN$4.24) per share to the selling shareholders of Huxtable's. The value of the shares issued on August 8, 2000 was approximately $4,054,000.

       Based upon the operating results of Ultimate Cookie for the period from May 1, 1999 to April 30, 2000, the Corporation was obligated to issue approximately 479,069 Class N shares based upon the conversion formula contained in the Class E Series 5 shares issued by International Menu Solutions Inc. Based on the April 30, 2000 market price of the Corporation's common stock of US$2.15 (CDN$3.17) per common share, the value of the Class E Series 5 shares is approximately $1,520,000. This calculation has increased the purchase price and goodwill related to Ultimate Cookie by $1,520,000.

       Based upon the operating results of TGF for the period from March 1, 1999 to February 29, 2000, the company was obliged to issue
       511,261 Class N shares based upon the conversion formula contained in the Class C exchangeable shares issued by International Menu Solutions Inc. to the selling shareholders of TGF. Based on a common stock price of US$2.00 (CDN$2.915) per common share, the value of the Class C shares is approximately $1,490,000. This calculation has increased the purchase price and goodwill related to TGF by $1,490,000.

       The Class N shares issued by the Corporation, together with the related shares of International Menu Solutions Inc., are exchangeable for a number of shares of common stock of the Corporation equal to the number of Class N shares exchanged.

       The Corporation is committed to issue additional consideration, generally in the form of common shares, to selling shareholders of businesses acquired based on operating results of the businesses acquired. Further details are set out in the Corporation's Annual Report on 10-KSB filed on April 14, 2000.

5.     SHARE ISSUANCE

       As disclosed in the Company's 8-K filed October 4, 2000, on September 20, 2000, the Corporation received a private placement equity investment for proceeds of US$1,375,000, (CDN$1,993,750), net of issuance costs of US$125,000 (CDN$181,250). The equity placement consisted of 750,000 common shares of the Corporation and 500,000 warrants. The warrants provide the investor with the opportunity to purchase up to 500,000 shares of the Corporation at an exercise price of US$2.00, (CDN$2.96) per share. The warrants can be exercised at any time and expire September 20, 2003. In addition, during the one year period following September 20, 2001, in the event that the average trading price of the common stock of the Corporation during any 90 consecutive trading days is less than US$2.25 per share, then at any time during the 60-day period following such 90 consecutive day period the investor has the option to elect to put back to the Corporation up to 300,000 shares of common stock (the "Put Option") issued to investor at a purchase price of US$2.25 per share. In addition to the issuance costs of $181,250, within 10 business days after the expiration of the first calendar quarter following the first anniversary of the closing date, the Company is obligated to deliver to the investor shares of Common Stock with an aggregate value of US$125,000. If at that time the trading price is less than US$1.75 the Company has the option to pay all or any portion of the US$125,000 in cash.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------

       In accordance with the guidance provided by Emerging Issues Task force ("EITF") Abstract No. 96-13 "Accounting for Derivative Financial Instruments indexed to, and Potentially Settled in, a Company's Own Stock" the Corporation has accounted for the Put Option as an equity instrument as the only settlement method is physical settlement. The Put Option was measured at fair value ($535,000) using the Black Scholes option-pricing model. The assumptions used by management in calculating the fair value included an expected life of two years; a volatility factor of 60%; a dividend yield of 0%; and a risk free interest rate of 6.00%. In addition, because physical settelment is assumed or required and the Corporation is obligated to deliver cash in connection with physical settlement, an amount equal to the cash redemption amount ($1,015,000) under physical settlement has been transferred to temporary equity and labeled as "Redemption value of written put option".

       The Corporation recorded the fair value of the 500,000 warrants as a reduction of paid-in capital. The fair value ($240,000) was established by management using a Black Scholes option-pricing model using the following assumptions; an expected life of three years; a volatility factor of 60%; dividend yield of 0%; and a risk free interest rate of 6.00%.

6.     DEBT FACILITIES AND CONVERTIBLE DEBENTURES

       As of September 30, 2000, the Corporation and its subsidiaries have utilized an aggregate of approximately $8,230,000 of authorized lines of credit totaling $10,000,000. The lines of credit bear interest at Canadian prime plus 1/2% or 8% at September 30, 2000 except for borrowings secured by cash deposits, in which case interest is calculated at prime or 7.5%. The outstanding balances are due on demand and are secured by a general assignment of book debts, a general security agreement over all assets of the Corporation, life insurance on certain executives totaling $2,500,000 and a priority agreement with other lenders of the Corporation.

       In addition to the authorized lines of credit, the Corporation has a revolving facility of $3,500,000 for equipment loans, bearing interest at prime plus 1 1/4% and a forward exchange contract facility totaling $7,500,000.

       On May 10, 1999, the Corporation's subsidiary IMSI issued approximately $4,000,000 in convertible debentures to two investors. The debentures had a term of 48 months, bear interest at 7% per annum for the first 12 months and 13% thereafter, and were convertible at the holder's option at any time into exchangeable shares of IMSI which are then exchangeable into shares of the Corporation. IMSI will have the right to force conversion of the debentures if certain trading statistics are maintained after July 1, 2000. A total of $359,000 was paid by IMSI in respect of professional fees and commissions, which have been recorded as deferred financing costs and are being amortized over the term of the debenture.

       On June 5, 2000, the Corporation entered into a loan agreement with Southbridge Investment Partnership No.1, First Ontario Labour Sponsored Investment Fund Ltd., and the Bank of Montreal Capital Corporation for $4,500,000. An amendment to the agreement was issued September 1, 2000 to increase the loan to $5,200,000. Interest was payable monthly at a rate of 12% per annum. The interest rate on any unpaid portion increased to 24% on September 1, 2000, and increases to 36% per annum on December 1, 2000. The loan is subordinated to the Bank of Nova Scotia and other lenders having first charge on assets and is secured by the assets of the Corporation and its subsidiaries. The loan is due February 28, 2001. Debt Issuance costs of $636,020 have been deferred and are being amortized over a nine month period.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------

7.     CONTINGENCIES

       The Corporation is defending the following legal actions:

       1. In 1998, a plaintiff asserted a claim of approximately $200,000 for breach of contract by the Company's Prime Foods division. The likelihood of loss, if any, is not determinable and no accrual has been recorded in these financial statements.

       2. During the quarter ended September 30, 2000, a plaintiff has asserted a claim against the Company for approximately $250,000 for damages and the repurchase of the Corporation's shares under a purchase and sale agreement. The likelihood of loss, if any, is not determinable and no accrual has been recorded in these financial statements.

       3. During the quarter ended September 30, 2000, a plaintiff has asserted a claim against the Company and Prime Foods for an undisclosed amount for breach of contract. The Company is working with the plaintiff to bring resolution to the issues in dispute. The likelihood of loss, if any, is not determinable and no accrual has been recorded in these financial statements.

       The Corporation has been requested by certain selling shareholders of businesses previously acquired by the Corporation to purchase certain share consideration issued to the selling shareholders in connection with earnout payments made under the respective purchase agreements. The maximum value of cash required to settle the demands of the selling shareholders is approximately $2,000,000. Representatives of the Corporation are in discussion with the selling shareholders to bring resolution to this matter.

8.     NET LOSS PER SHARE


                                                                 Nine months ended
                                                                   September 30,
                                                           2000                   1999
                                                   ---------------------- ----------------------
                                                                  (unaudited)
Net loss per share

Numerator
Net loss available to common shareholders           $        (6,783,699)   $        (3,177,502)
                                                   ---------------------- ----------------------

Denominator
Weighted average shares outstanding                          16,071,380             10,590,387
                                                   ---------------------- ----------------------
                                                    $             (0.42)   $             (0.30)
                                                   ====================== ======================

       No diluted net loss per share disclosure is presented as the conversion of securities with dilutive potential in both periods had an anti-dilutive effect on loss per share. The Class N shares deemed or actually outstanding are considered common stock equivalents for the purposes of the basic loss per share and weighted average outstanding common shares calculations.

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------

9.     SEGMENTED INFORMATION

       The Corporation operated in four business segments. Information regarding the Corporation's activities on a segmented basis includes the term of earnings measurement of "EBITDA" which refers to earnings from before interest, income taxes, depreciation and amortization. EBITDA, while not a GAAP measure of profitability, is the measure of profit or loss used by the chief operating decision maker when making decisions regarding operations. The four operating segments are defined as follows:

       "Desserts"    -      operations of the Corporation producing fresh and
                            frozen baked goods and desserts.
       "Fresh"       -      operations of the Corporation producing fresh
                            entrees.
       "Frozen"      -      operations of the Corporation producing frozen
                            entrees and meal components
       "Corporate"   -      operations of the Corporation providing
                            administrative, marketing, product development and financial services for all the various manufacturing operations

       The relevant information in each segment is as follows:


SEPTEMBER 30, 2000             Desserts             Fresh                 Frozen             Corporate             Total
(NINE MONTHS)           -----------------------------------------------------------------------------------------------------
Revenue                  $       9,048,206   $       3,990,613     $   37,455,884       $      2,162,763    $     50,494,703
EBITDA                             166,807             781,911          1,621,431             (5,098,033)          2,527,884
Interest expense                  (222,273)            (86,951)          (591,157)            (1,038,001)         (1,938,382)
                        =====================================================================================================
Identifiable assets              6,550,539           1,150,653         31,855,805              2,603,055          42,160,052
Intangible assets
  and goodwill                   1,789,778             575,066         21,175,115              1,238,805          24,778,764
                        -----------------------------------------------------------------------------------------------------
Total assets                     8,340,317           1,725,719         53,030,920              3,841,860          66,938,816
                        =====================================================================================================
Capital expenditures               446,110             128,153          1,734,803                237,971           2,547,037
Depreciation and
    amortization         $         295,326   $          71,741     $    1,824,378       $        274,419    $      2,465,864
                        =====================================================================================================

INTERNATIONAL MENU SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------

9.     SEGMENTED INFORMATION  (CONTINUED)

SEPTEMBER 30, 1999             Desserts           Fresh                Frozen             Corporate             Total
(NINE MONTHS)           -------------------------------------------------------------------------------------------------

Revenue                  $        5,390,100    $    1,553,550   $      14,736,467    $               -   $   21,680,117
EBITDA                               82,253           113,725             108,282           (1,925,300)      (1,621,040)
Interest expense                    (83,372)          (11,101)           (345,066)            (133,849)        (573,388)
                         ================================================================================================
Identifiable assets               4,512,665         1,050,728          17,036,666            4,875,665       27,475,724
Intangible assets
  and goodwill                    1,770,909           234,874          10,351,032              853,510       13,210,325
                        -------------------------------------------------------------------------------------------------
Total assets                      6,283,574         1,285,602          27,387,698            5,729,175       40,686,049
                        =================================================================================================
Capital expenditures              1,159,083           333,153             996,434              277,416        2,766,086
Depreciation and
    amortization         $          123,160    $       34,329   $         948,045    $          77,193   $    1,182,727
                        =================================================================================================

10.     Subsequent Event

On October 13 and October 17, 2000 an affiliate of a shareholder of the Corporation advanced a total of $1,750,000 to the Corporation in the form of Prommissory Notes. The notes are payable on demand, is unsecured and bear interest at a rate of 15% per annum.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         For accounting purposes, the following information reflects the result of operations of the Company as the surviving corporation pursuant to the reverse acquisition described in Note 2 of the Company's audited consolidated financial statements (see page F-6).

         All amounts presented in this MD&A and elsewhere in this document are presented in Canadian dollars, the functional currency of the Company. The relevant exchange rate for conversion of Canadian dollars to US dollars associated with the balance sheets, statements of operation, and proforma statements are as follows:

                 Period or date         Closing          High             Low             Average
------------------------------------------------------------------------------------------------------
January 1 to September 30, 1999         0.6805          0.6883           0.6511           0.6712
------------------------------------------------------------------------------------------------------
January 1 to September 30, 2000         0.6646          0.6974           0.6634           0.6794
------------------------------------------------------------------------------------------------------
July 1 to September 30, 1999            0.6805          0.6883           0.6606           0.6730
------------------------------------------------------------------------------------------------------
July 1 to September 30, 2000            0.6646          0.6824           0.6646           0.6747
------------------------------------------------------------------------------------------------------
November 10, 2000 (recent rate)         0.6479             -                -                 -
------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS
To assist the reader in understanding the impact on reportable segments (see
Note 9 to the interim financial statements attached), the reportable segments and their respective divisions are as follows:
    Frozen -- Transcontinental Gourment Foods ("TGF") D.C. Foods, and Prime
              Foods and Huxtable's.
     Fresh -- Pasta Kitchen
   Deserts -- Tasty Selections and Ultimate Cookie
NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE THREE MONTH ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE: Revenue for the nine months ended September 30, 2000 increased $28,814,586 or 132.9% to $50,494,703 from $21,680,117 during the same period in
1999. The growth in revenue can be attributed, in part, to the acquisitions made in April, May, October, and November 1999 of Tasty Selections, Inc. ("Tasty Selections"), DC Foods Processing Inc. ("DC Foods"), The Ultimate Cookie Co. Ltd. ("Ultimate") and Huxtable's Kitchens Inc. ("Huxtable's") (collectively, "the 1999 acquisitions") which are reflected for the full nine months in 2000. In addition the Company began to realize revenues generated from the sales activities of its sales personnel through the development of new sales opportunities and expanding the customer base beyond those of the customer lists of the acquired companies. During this period, sales in Fresh and Frozen segments were all higher than for the same period in 1999 with both segments showing a greater than 150% sales increase. Certain product lines within the Desserts segments continued to show lower than historical revenues (on a proforma basis) due to the elimination of certain fresh direct store delivery products from its product group. The Deserts segment is continuing to make up for this direct store product line sales reduction with increased sales in its Ultimate cookie lines and the addition of a significant new fund raising sales customer in the U.S. with combined sales in the third quarter approximately $1 million higher than the third quarter of 1999.

Revenue for the three months ended September 30, 2000 increased $9,381,088 to $18,028,916, up 108.5% from $8,647,828 for the same period last year. Part of this increase is related to the 1999 acquisitions of Ultimate and Huxtable's which occurred in October and November, respectively, impacting the Company's sales by approximately $5,000,000 for the 2000 quarter over the same period in 1999. The Fresh and Frozen segments all posted sales higher than in the same quarter in 1999 as a result of the addition of new products and the expansion of markets and customer groups.

COST OF GOODS SOLD/GROSS MARGIN: Cost of goods sold for the nine months ended September 30, 2000 increased to $42,569,462 up $23,786,795 or 126.6% from
$18,782,667 for the same period last year. As a percentage of revenue, cost of goods sold improved representing 84.3% of revenue for the nine months ended September 30, 2000, compared to 86.6% for the same period in 1999. The increase in absolute dollars is largely attributable to the 1999 acquisitions and increased overall sales. The reduced cost as a percentage of revenue can be attributed to a more diverse groups of products; lower cost of goods sold as a result of efficiencies realized as a result of certain capital expenditures made in the last half of 1999; and the discontinuance of certain lower margin product lines in the Company's divisions, specifically in its fresh direct store delivery bakery products.

During the three month period ended September 30, 2000 the Company, as discussed above, continued to see margin improvement as a result of its capital expenditure programs in 1999, increased volumes and changes in product mix. Cost of sales decreased to $84.8% of revenue from 85.3% after adjustment for Seafood Selections inventory sales at cost. Total cost of sales for the period increased from $7,377,439 in the third quarter of 1999 to $15,347,363 in the same period of 2000.

The sales cycle for some of the Company's products typically reflect lower sales during the first two quarters resulting in partial underabsorption of some direct overhead costs. Therefore, during this period, margins are typically lower than the overall percentage for the year.

SELLING EXPENSES: Selling expenses increased $2,661,639 to $3,989,102 (7.8% of revenue) for the nine months ended September 30, 2000 compared to $1,327,463 (6.1% of revenue) for the same period in 1999. The increase for the nine months ended September 30, 2000 is primarily attributable to the 1999 acquisitions; increased selling expenses beyond those of the combined costs of the existingand acquired manufacturing units as a result of the corporate involvement in the promotion of each division's products and the Company's Selections line; and the introduction of new products to the market. The Company began incurring costs in the execution of this sales and marketing strategy in the second quarter and early third quarter of 1999 and, therefore, such costs were not incurred at the increased level until part way through 1999. During the three month period ended September 30, 2000, selling expenses increased to $1,696,247 from $420,366 primarily as a result of the Ultimate and Huxtable's acquisitions made in the third quarter of 1999 as well as the increased sales and marketing costs of the Company in marketing its products.

ADMINISTRATIVE EXPENSES: Administrative expenses increased $4,693,951 to $8,876,565 (17.5% of revenue) for the nine months ended September 30, 2000 compared to $3,982,614 for the same period last year (18.4% of revenue). The increase in absolute dollars is due largely to the 1999 acquisitions. In addition, the Company continues to incur increased costs at the corporate level associated with building management infrastructure and information systems, corporate governance and reporting obligations, seeking out strategic acquisitions, investor relations, and product marketing. The Company began incurring costs in the execution of its administrative strategy in the second quarter of 1999. Therefore, these costs were not incurred at this increased level for all of the 1999 nine month period. Included in the administrative expenses for the nine months ended September 30, 2000 are $219,000 of allowances for doubtful accounts receivable. During the three month period ended September 30, 2000, administration expenses increased to $3,205,534 from $2,007,619 primarily as a result of the Ultimate and Huxtable's acquisitions made the third quarter of 1999 as well as increased administrative costs of the Company as identified above, and the impact of increasing the allowance for doubtful accounts in September 2000.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES: Amortization of intangibles increased to $988,322 (2.0% of revenues) for the nine months ended September 30, 2000 compared to $391,140 (1.8% of revenue) in the same period in 1999. The increase of $597,182 in the expense for intangibles amortization is a result of increased purchased goodwill on acquired businesses and continued increased expenditures on packaging and artwork in conjunction with the launch of products with new customers and the branding of existing products in accordance with the Company's strategy to achieve improved brand recognition through enhanced quality and uniformity in product presentation. In addition, the value of the intangibles increased during the nine month period ended September 30, 2000 as a result of settlement and determination of certain acquisition earnout amounts in the first nine months of 2000. The three month period ended September 30, 2000 reflects the increase expense related to the settlement of certain earnout amounts and the increase in goodwill. Amortization increased from $144,384 in the third quarter of 1999 by $199,942 in the similar period of 2000.

GAIN ON SALE OF ASSETS: On June 30, 2000, the Company sold certain intangible assets, recipes, and trademarks of the Seafood Selections product line. Under the terms of the agreement, the Company sold the recipes and trademarks for $935,000 payable over four years. In return the purchasers agreed to pay royalties on sales for a period of up to six years, subject to certain minimum payment amounts at rates of between 1% and 3% of revenues with the initial payments to be used to paydown any unpaid balance due at the end of the fourth \year.

In addition, the purchasers agreed to buy the certain raw material inventory from the Company during the period up to February 28, 2001 at which time the purchasers agree to pay for any inventory not previously purchased to that date.

LOSS FROM OPERATIONS: The Company's loss from operations increased $2,189,981 to $4,993,748 (9.8% of revenues) for the nine months ended September 30, 2000 as compared to the loss of $2,803,767 (12.9% of revenues) in the 1999 period. The increase in loss is primarily due to significant increases in product development, marketing, amortization of intangibles, and corporate compliance and new administrative costs incurred to execute the growth strategy of the Company. The loss for 2000 was partially offset by the gain on sale of assets.

The loss from operations for the three months ended September 30, 2000 increased $1,117,190 to $2,420,170 from $1,302,980 over the same period in 1999; however, as a percentage of revenue the loss stayed relatively constant. Losses in the three month period ended September 30, 2000 are consistent with the Company's current sales cycle. It typically incurs higher operating, selling and administrative expenses (as a percentage of revenues) during this period and builds inventories in anticipation of its late third quarter and fourth quarter sales.

FINANCING COSTS: Net interest expense increased $1,246,816 to $1,789,951 for the nine months ended September 30, 2000 as compared to $543,135 for the same period last year. The increase is due primarily to the combined operating line financing for the Company's divisions, interest charges with respect to long-term debt, including the Company's convertible debt, capital lease obligations associated with new capital equipment acquired during 1999 and 2000; and interest and fees associated with the short term loan obtained in June, 2000 which increased its interest expense. In total, the Company's operating line was higher during the nine months ended September 30, 2000 as compared to the same period in 1999.



CONSOLIDATED BALANCE SHEET
BALANCE SHEET AS AT SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999.

         As a result of the 1999 acquisitions and organic growth the Company's Consolidated Balance Sheet at September 30, 2000 reflects certain significant changes from December 31, 1999.

ACCOUNTS RECEIVABLE: Accounts receivable decreased from $11,824,618 at December 31, 1999 to $8,101,801 at September 30, 2000. This decrease is primarily a function of the impact of the Company's sales cycle and increased sales in the fourth quarter.

INVENTORY: Inventory at September 30, 2000 of $12,279,321 is approximately $6 million higher than at December 31, 1999. The increase is primarily related to the build-up required to meet the anticipated fourth quarter sales increase.

CAPITAL ASSETS: Between December 31, 1999 and September 30, 2000 the Company's capital assets increased by approximately $2,500,000 (net of depreciation). The increase is largely related to ongoing capital expansion, primarily in TGF, Pasta Kitchens and DC Foods.

GOODWILL AND OTHER INTANGIBLE ASSETS: During the period between December 31, 1999 and September 30, 2000, the Company's goodwill and other intangible assets (net of amortization expense) increased by $9,037,762. During the nine months ended September 30, 2000, the Company recognized additional goodwill on certain acquisitions as part of the earnout process. These earnouts, included TGF for the year ended February 28, 2000; Huxtable's for the period ended December 31, 1999; DC Foods for the period ended December 31, 1999; and Ultimate for the year ended April 30, 2000. In each case the impact on the financial statements is reflected when the contingency is considered resolved, which typically occurs after the earnout trigger date.

 LONG TERM RECEIVABLE: The Company has two long-term receivables. The first is in connection with the sale of assets of Seafood Selections, the second is in connection with the Company's advances to Great American Barbecue Company ("GABCO") with whom the Company entered into an Interim Operating Agreement in September 2000 and accordingly advanced funds under the terms of the agreement.

BANK OPERATING LOANS (NET OF CASH AND CASH EQUIVALENTS): The Company's bank operating loans, net of the cash and cash equivalent increased from $5,638,607 to $8,637,682. As further discussed in the Liquidity and Capital Resources section below, the increase primarily reflects the increased requirement for cash to fund inventory and other operating costs.

CURRENT PORTION OF LONG TERM DEBT. The primary increase in the Current Portion of Long Term Debt is the inclusion of the $5.2 million working capital loan from Southbridge, First Ontario Fund, and Bank of Montreal Capital Corporation ("Southbridge et al") which matures February 28, 2001.

SHARE CAPITAL: The share capital increase reflects the issuance of shares to PAC, Inc in September 2000, and the issuance of, or commitment to issue, shares related to the settlement of the earnout determination for TGF, DC Foods, Huxtable's and Ultimate which upon determination of their earn-outs were, or are to be, settled by way of the issuance of shares.




RISKS AND UNCERTAINTIES

         The Company believes that the future results of operations could be impacted by factors such as market acceptance of new products, and the success of the Company's marketing of its home meal replacement products. Similarly, future earnings may be adversely affected by changes in the costs of goods sold, business and labor. Additionally, where the Company continues to expand its business internationally, fluctuations in foreign currency or general economic conditions in any of the countries in which the Company does business could adversely effect future results of operations.

         The Company's ability to develop and market products that successfully adapt to current market needs may also have an impact on the Company's results of operation. A portion of future revenues will come from new products. The Company cannot determine the ultimate effect that new products and services will have on revenues, earnings or price of its Common Stock.

         The Company's organic sales growth, 1999 acquisitions and pursuance of its acquisition strategy continued to utilize significant working capital during the first three quarters of 2000, after which the Company anticipates the realization of significant cash inflows through the conversion of inventory to accounts receivable and cash. Should sales in the fourth quarter be lower than anticipated, the impact on the Company's cash position could be less than anticipated and result in a higher than expected investment in inventory. The Company's operating results could be adversely effected if it fails to successfully integrate or manage acquired companies or if it is not able to obtain the cost savings which it anticipate. Furthermore, the Company's result of operations could suffer if the acquired companies do not perform as expected.

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


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's business cycle involves a significant investment in working capital during the first nine months of the year in anticipation of its late third quarter and fourth quarter sales. The Company continued to build or maintain high levels of inventories in its TGF, Prime and Huxtable's divisions. For these divisions, inventories are expected to start to decline in October consistent with their sales cycle. The Company moved certain production activities to Prime requiring the building of certain inventories that are, again, in anticipation of fourth quarter sales. In addition, the Company has continued to incur increased costs associated with building management infrastructure and information systems, corporate governance and reporting obligations, seeking out strategic acquisitions, investor relations and obtaining new sources of financing. The operations of the Fresh and Frozen Segments have had positive cash flows from operations during the first nine months of 2000 which funded their operations and contributed to the costs of the Company.

         The Company's cash and cash equivalents decreased from $4,165,370 at December 31,1999 to $223,014 at September 30, 2000. Of these funds, $200,000 represents funds required to be maintained as security for certain of its long term debt. Bank credit facilities with the Bank of Nova Scotia utilized at September 30, 2000 totaled approximately $8,230,000. Total credit facilities available at September 30, 2000 were $10,000,000. The Company's $3,500,000 revolving equipment line is substantially utilized, while its non-revolving $1,500,000 equipment line has not been accessed to date.

Bank of Nova Scotia:

         In August, 2000 the Company agreed to renew its credit facilities with the Bank of Nova Scotia under the following terms:

(1) an operating line in the maximum authorized amount of $10,000,000. The operating line may be utilized by way of direct advances or bankers' acceptance and bears interest on direct advances at The Bank of Nova Scotia's prime rate plus 1/2%. The operating line is repayable on demand. As security for the operating line International Menu Solutions Inc. ("IMSI") provided to The Bank of Nova Scotia with general security referred to below, under the new facility; and

(2) a revolving term facility to purchase equipment in the maximum authorized amount of $3,500,000. The term facility may be utilized by way of term promissory notes with a maximum term of 5 years and bearing interest at The Bank of Nova Scotia Prime plus 1 1/4% or by way of equipment leases bearing interest at The Bank of Nova Scotia Prime plus 1 1/4%. As security for the term facility, IMSI is to provide appropriate leases and/or conditional sales contracts as well as to maintain certain insurance coverage on the assets financed. In addition, the general security referred to below is security for the term facility.

(3) A non-revolving equipment purchase facility to purchase equipment in the maximum authorized amount of $1,500,000. The term facility may be utilized by way of term promissory notes with a term of 5 years and bearing interest at The Bank of Nova Scotia Prime plus 1 1/2% or by way of equipment leases bearing interest at The Bank of Nova Scotia's Prime plus 1 1/2% to finance up to 70% of the equipment value. As security for the term facility, IMSI is to provide appropriate leases and/or conditional sales contracts as well as to maintain certain insurance coverage on the assets financed. In addition, the general security referred to below is security for the term facility.

         As general security for the credit facilities, IMSI provided a general assignment of all of the assets of IMSI, a general assignment of book debts and life insurance on the life of Michael Steele. Each of Prime, TGF, Tasty Selections, 1005549 Ontario Limited and DC Foods, Huxtable's and the Company have provided unlimited guarantees of the indebtedness of IMSI to The Bank of Nova Scotia supported by general assignments of all of the assets of such subsidiaries. In addition, the Company provided to The Bank of Nova Scotia a postponement and assignment of any amounts owing to it from time to time by IMSI.


         The Company believes that it is currently in compliance with financial covenants related to its banking facilities.


Southbridge Investment Partnership No. 1, First Ontario Labour Sponsored Investment Fund Ltd., and Bank of Montreal Capital Corporation - Loan:

         On June 5, 2000, the Company entered into a loan agreement with its largest shareholder, Southbridge Investment Partnership No. 1, or "Southbridge", First Ontario Labour Sponsored Investment

Fund Ltd., and Bank of Montreal Capital Corporation ('Southbridge, et al") as lenders pursuant to which IMSI borrowed the principal amount of $4,500,000. Interest was payable monthly at a rate of 12% per annum until August 31, 2000, then increased to match the funds' equity returns to a rate of 24% per annum for the period from September 1, 2000 to and including November 30, 2000, and will increase to a rate of 36% per annum for the period from December 1, 2000 to and including February 28, 2001. The loan is subordinated to the Bank of Nova Scotia, and other lenders having first charge on assets. The loan is secured by the assets of the Companya and its subsidiaries. We received approximately $4,000,000 after deduction of fees and commissions in June 2000. The loan amount was amended to $5,200,000 in September. As a result of the amendment, the Company received an additional $620,000 (after reduction for fees and legal costs) in working capital financing under the same terms. The loan matures on February 28, 2001.


Equity  Investment:

        In September the Company received an equity investment, shares and warrants, from PAC, Inc in the amount of US$1,500,000 (CDN$2,175,000) which is described in further detail in the Company's Form 8-K filed October 4, 2000. Of the net funds, during the period, US$500,000 was used in September 2000 to fund working capital of GABCO under the terms of the Company's Interim Operating Agreement dated September 20, 2000 with GABCO. An additional US$500,000 was advanced to GABCO in October. The balance of the net funds was used for general working capital purposes for the Company.

Other Financing Activities:

        In addition to financing identified above, the Company received the following short term debt and equity financing:

        In October 2000, the Company obtained further working capital financing in the amount of a $1,750,000 by way of promissory notes payable on demand to an affiliate of Southbridge. The notes bear an interest rate of 15% per annum.

        In addition to the above, as the date of this report, the Company is negotiating a term sheet with Southbridge whereby Southbridge would agree to provide security and a guarantee in support of additional operating loans with the Bank of Nova Scotia in the amount of $3,000,000 (the "Bulge Facility"). The Bulge Facility would mature on January 15, 2002. The Company has received and signed a commitment letter with the Bank of Nova Scotia which assumes the security and guarantee which would be provided in the proposed term sheet with Southbridge. Under the term sheet, Southbridge would receive transaction fees of a portion of which may be contingent on certain conditions relating to debt refinancing or renegotiation, simplification of capital structure and determination of earn out payments to sellers of businesses to the Company being satisfied. Southbridge would also receive a guarantee fee and a standby fee. As well, the Company may be required to issue Warrants.

Future Payments on Acquisitions:

        With respect to future payments related to acquisitions, the Company's strategy has been to perfect the purchase with the issuance of shares from treasury rather than cash. As previously mentioned, the Company has issued, or has an obligation to issue, shares based on a formula for a given period or periods to TGF, DC Foods, Ultimate, and Huxtable's. In certain circumstances, the Company has the option to make the payment in cash.

        The following vendors of acquired companies have the right to request cash payment:

        The vendors and DC Foods have a put option on their Class E Series 1 and 2 shares related to an earn out for the period ended December 31, 1999. Under this option, the shareholders have a right to sell back to the Company and the Company shall, subject to applicable laws, purchase the shares at the share price at the valuation date. This amount has been determined to be $1,760,000. The vendors have made a request to exercise their put option, the closing date for which is December 18, 2000.

        Also, under the terms of the share purchase agreement with Ultimate, if the Company can not provide free trading common shares by August 31, 2000 (which would be issued in exchange for their Class E, Series 5 shares and Class N shares to which they are entitled in accordance with the earn out formula for the Class E Series 5 shares), the Company shall, at the request of the vendors, and subject to applicable laws, repurchase one-third of the shares at the market price applicable when the shares would have been free trading. This amount has been determined to be $250,000. The vendors have made a request for payment.

        In both cases, the Company is currently negotiating with the selling shareholders to resolve to the payment terms. Should payment be required, and the Company is permitted to make such payment under law, the amount due to the vendors of Ultimate, would be financed from working capital. In regards to the vendors of DC Foods, it is likely the amount would have to be financed through additional debt or equity, or through a payment plan to be negotiated with the vendors such that the amount may be paid over time.

         The vendors of the acquired assets of Huxtable's Kitchens have the option to choose a cash payment in settlement of certain interim or final payment amounts. The first such potential payment is related to an earn out associated with the year ended December 31, 2000. The vendors shall have the option to chose a cash payment if certain conditions related to the Company's exchange listings, share trading volume, and market capitalization are not met. Therefore, the first potential cash payment would be due approximately April 2001. Should the Company be required to make this payment in cash, a certain portion may come from working capital of the Company; however, management estimates that the Company will require additional capital to meet this payment or negotiation of terms of payment with the vendors.

Financing requirements:

         The Company anticipates positive cash flows in the fourth quarter of 2000 and the first quarter of 2001 as it realizes the cash generated from fourth quarter sales and the reduction in inventory. In addition, the Company is seeking to finalize the Bulge Facility, which could provide $3 million of financing to assist the Company meet its working capital needs. However, as noted above, the Company's short-term debt includes (i) demand obligations of $1,750,000 resulting from its October 2000 borrowings and (ii) the $5,200,000 loan from Southbridge, et al which matures on February 28, 2001. In addition, the Company will need to provide for the payments to vendors of acquired businesses described above. Therefore, Management continues to explore additional financing opportunities through either debt or equity or the restructure or refinance of existing debt to fund the operations of the Company, further acquisitions and capital expansion. The Company has continued to approach financial services companies to assist the raising of debt or equity financing to fund acquisitions and working capital and replace the Southbridge, et al loan by February 2001. However, there can be no assurance that the Company or IMSI will be able to complete the Bulge Facility, repay, restructure or refinance existing debt or raise additional financing. Further, there can be no assurance that such financing will be sufficient to meet its business plan or other ongoing needs. A failure to raise sufficient additional financing or restructure existing debt would have a material adverse effect on the Company and could result in defaults under the Company's credit and other agreements.

Contingent Acquisition Costs

The following table summarizes the contingent acquisition costs and their payment or exchange mechanism.

         The table below identifies the criteria upon which the valuation of the Company's acquisitions is determined. The number of shares to be issued is dependent upon the future revenues and expenses in determining the EBITDA** for the acquired businesses for valuation purposes as well as the future share price at the time of the valuation. Accordingly, it is not appropriate for management to provide an estimation of the expected cost and shares to be issued. The number of shares can only be determined upon the resolution of the contingencies associated with the determining factors identified above as outlined in APB 16.

         Where payments are to be made in cash at the vendors' request as provided in the purchase agreements, the Company would first make the payment out of working capital provided such funds were available to cover said payment. Depending upon the amount due, the Company may be required to finance the payment through negotiation with the vendor, or obtain additional long term debt or equity financing.

The following is a summary of contingent purchase costs to be resolved:

VENDOR/EXCHANGEABLE SHARE CLASS                     PAYOUT CALCULATION              PAYOUT OR EXCHANGE MECHANISM
TGF, Class D                          Increase in EBITDA** for TGF for YE           Entitles holders to Class N shares
                                      Feb 28/01 over Feb 28/00.                     which upon exchange with
                                      (# of Class N shares are based on lesser      appropriate number of Class D
                                      of then common stock price and US$2.00)       shares can be converted to
                                                                                    Common Shares



DC Foods, Class E (Series 3 and 4)    4 times EBITDA for DC Foods for YE Dec      Entitles holders to Class N
                                      31/02 (or earlier period) minus $6 million  shares which upon exchange with
                                      minus EBITDA for the year ended             appropriate number of Class E
                                      Dec. 31/99                                  (S3/4) shares can be converted
                                                                                  to Common shares.
                                      (# of Class N shares are based on market
                                      price of common stock at the time)

Ultimate Cookie, Class E (Series 6)   25% of (2002 Ultimate Sales + IMSI sales      Entitles holders to Class N shares
                                      of Felix & Norton Products + Tasty sales      which upon exchange with
                                      in Quebec) plus certain tax credits           appropriate number of Class E
                                      minus 4 times EBITDA for Ultimate             (S6) shares can be converted to
                                      for the year ended April 30, 2000.            common shares.

                                      (# of Class N shares are based on market price of common stock at the time)




COMMON SHARES TO BE ISSUED

VENDOR/PAYMENT TERMS                  PAYOUT CALCULATION                          PURCHASE EXCHANGE MECHANISM
Tasty Selections                      4 times EBITDA of "Bakery Operations" for   Common shares
(Non-competition agreement            YE Dec 31/01 minus $2.16 million, or
with Alan Greenspoon)                 3 times EBITDA of "Bakery Operations" for
                                      YE Dec 31/02 minus $2.6 million
                                      (# of Common shares are based on market
                                      price of common stock at the time)

Huxtable's 2000 payout                1 x EBITDA for Year ended Dec 31/00         Common shares.  Under certain
                                      (# of common shares are based on market     conditions the vendors of
                                      price of common stock at the time)          Huxtable's or IMSC may
                                                                                  request/make the payment in cash.

Huxtable's 2001 payout                1 times EBITDA for Huxtables for year       Common shares.  Under certain
                                      ended Dec 31/01                             conditions the vendors of
                                      (# of common shares are based on market     Huxtable's or IMSC may
                                      price of common stock at the time)          request/make the payment in cash.

Huxtable's 2002 payout                5 times EBITDA for year ended Dec 31/02*    Common shares. Under certain
                                      minus sum of EBITDA based payment amounts   conditions the vendors of
*Note: the Huxtable's vendors         previously paid.                            Huxtable's or IMSC may
may choose Dec. 2000, 2001, or                                                    request/make payment in cash.
2002 as the year of to apply the
5 times EBITDA valuation,
reducing the resulting payment        (# of common shares are based on market
amount by those amount paid           price of common stock at the time)
previously.

     **With respect to acquisition information above and other disclosures throughout this document, there exist frequent references to "EBITDA". EBITDA is defined as operating earnings before interest revenue and expense, income taxes (current and deferred), depreciation of capital assets and amortization of intangible assets. From a management and business perspective, EBITDA is an important measure of profit and is primarily used in the following circumstances:

         - it is the primary measure upon which resources are allocated to operations within the corporate group;

         - it is the basis upon which businesses that are being considered for acquisitions are valued (i.e. usually some multiple of EBITDA); and

         - it is the basis upon which the ultimate purchase prices for previous acquisitions are determined as many acquisitions have been completed using an earn-out structure, whereby the vendors of businesses acquired receive payments based on a formula based primarily on the EBITDA reported by the related businesses.

     EBITDA is a non-GAAP measure of profitability and is not intended to replace GAAP measures of earnings or cash flows reported in the financial statements and therefore is not presented in the Company's external financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATION

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

         As a result of financing activities during the year, the Company's $5,2 million loan comes due in February 2001. The Company's inability to repay this loan through cash received in the fourth quarter, obtain adequate replacement financing, or renegotiate the terms of the loan could have a material impact on the business and its ability to fund future operations.

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


CAUTIONARY STATEMENT INVOLVING FORWARD LOOKING STATEMENTS

         Some of the information contained herein may constitute forward-looking statements which are subject to various risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," "plan," or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial conditions or state other "forward-looking" information. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to: competitive factors and pricing pressures; relationships with manufacturers, bank, and distributors; legal and regulatory requirements; general economic conditions; and other risk factors. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. In addition, when considering such forward-looking statements, the reader should keep in mind the factors described in other cautionary statements appearing elsewhere herein. Such statements describe circumstances which could cause actual results to differ materially from those contained in any forward looking statement.

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

PART II   - OTHER INFORMATION



ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS


         In August 2000, the Company issued 55,042 shares of common stock of the Company as final payment for the Company's purchase of Pasta Kitchens at a value of $240,000 under the terms of the Company's October 1999 acquisition of the assets of Pasta Kitchens. The value reflects an increase in goodwill for the acquired company; the Company did not receive any proceeds from the issuance of these shares. These securities were issued in an offshore transaction in reliance on Regulation S under the Securities Act of 1933 (the "Securities Act").

         In August 2000, the Company issued 6,000 shares of common stock of the Company as partial settlement of its account for services. The shares were issued for total consideration of $18,531. These securities were issued in an offshore transaction in reliance on Regulation S under the Securities Act.

         In July 2000, the Company issued shares to holders of options that had been exercised in a October 1998 but were, due to an oversight by the Company, not issued. The options representing 5,000 Class X shares of IMSI and a similar number of Class N shares of the Company being were issued at a per share exercise price of US$0.001 (CDN$0.0015), resulting in US$5 (CDN$7) being put into treasury of the Company for general corporate purposes. These securities were issued in an offshore transaction in reliance on Regulation S under the Securities Act.

         In August 2000, the Company issued to the vendors of Huxtable's 956,158 shares of Common Stock of the Company at a value of approximately $4,000,000 under the terms of the Company's November 1999 acquisition of the assets of Huxtable's based on the performance of the division during the period to November 1, 1999 to December 31, 1999 as provided in the asset purchase agreement. The value reflects an increase in goodwill for the acquired company, the Company did not receive any proceeds from the issuance of the shares. These securities were issued in an exempt transaction in under Section 4(2) of the Securities Act.

         In September 2000 the Company has issued a total of 3,183,003 Class N shares of the Company in relation to the exchangeable shares of IMSI under various share purchase agreements. The following table summarizes the issuances. In all cases, the value reflects an increase in goodwill for the acquired company. The Company did not receive any proceeds from the issuance of these shares. These securities were issued in an offshore transaction in reliance on Regulation S under the Securities Act.

Vendor          Exchangeable Share Class     Class N Shares Issued        Value
------------------------------------------------------------------------------------------------------
TGF             Class B                      2,258,718                    $6,188,900*
------------------------------------------------------------------------------------------------------
TGF             Class C                      511,261                      $1,490,300
------------------------------------------------------------------------------------------------------
DC Foods        Class E, series 1 and 2      413,024                      $1,761,050
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------

*Value of the contingency was resolved and the goodwill reflected in the December 31, 1999 financial statements and accounted for as an increase in Additional Paid In Capital at the time.

         In September 2000, the Company determined that the holders of the Class E Series 5 shares of IMSI were entitled to exchange the Class E Series 5 shares for a total of 479,069 shares of common stock of the Company. The value of these shares is $1,520,900, based on the performance of Ultimate during the period to May 1, 1999 to April 30, 2000 as provided in the share purchase agreement. The Company is in the process of issuing 479,069 Class N shares of the Company which are exchangeable (with the Class E Series 5 shares) for an equal number of shares of common stock of the Company. The value of the contingency was resolved and the goodwill reflected in the September 30, 2000 financial statements as an increase to Adjusted Paid-In Capital. The Company is expected to issue these shares in the fourth quarter of 2000.

         In September 2000 the Company issued 750,000 shares of common stock of the Company and 500,000 warrants to purchase shares of common stock in the future to PAC, Inc. The shares and warrants were issued for consideration totaling approximately US$1,375,000(net) (CDN$1,993,750). The funds were used for general working capital purposes and to fund the working capital of Great American Barbecue Company with whom the Company has an Interim Operating Agreement. These securities were issued in an exempt transaction under
Section 4(2) of the Securities Act of 1933. For further information on this transaction see the Company's Report on Form 8-K filed October 4, 2000.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         27       Financial Data Schedule for the nine months ended
                  September 30, 2000.

         99.1* Interim Operative agreement, dated September 20, 2000 by and between the Company, GABCO, a subsidiary of the Company and certain shareholders of GABCO

         99.2* Securities Purchase Agreement, dated September 20, 2000 by and between the Company and PAC, Inc.

         99.3* Registration Rights Agreement, dated September 20, 2000, by and between the Company and PAC Inc.

         99.4 Promissory Notes issued by International Menu Solutions Inc. to The Foundation Trust dated October 13, 2000 and October 20, 2000

         99.5 Loan Amending Agreement dated September 1, 2000 between the Company, International Menu Solutions Inc., Southbridge Investment Partnership No.1, FirstOntario Labour Sponsored Investment Fund Ltd, and Bank of Montreal Capital Corporation.


         (b)      Reports on Form 8-K filed during the quarter: None.




--------------
* Incorporated by reference to exhibits filed with the Company's Report on Form 8-K filed October 4, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2000

                     INTERNATIONAL MENU SOLUTIONS CORPORATION



                     By:   /s/ MICHAEL STEELE
                          ----------------------------------------------------
                          Michael Steele
                          President and Chief Executive Officer